Form 10-Q
period 1996-06-30
WESTERN OHIO FINANCIAL CORP
filed 1996-08-14
CIK 920769

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q
          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996               Commission File Number 0-24120



                WESTERN OHIO FINANCIAL CORPORATION
- ----------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Delaware                                    31-1403116
- --------------------------------         -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

28 East Main Street, Springfield, Ohio                45501-0719
- --------------------------------------                ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone
number, including area code:                        (513) 325-4683
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes [X]        No [  ]


As of July 31, there were 2,252,669 shares of the Registrant's common stock issued and outstanding.

                             INDEX



               WESTERN OHIO FINANCIAL CORPORATION




PART I.  FINANCIAL INFORMATION                               Pages


Item 1.  Financial Statements:

         Condensed Balance Sheets . . . . . . . . . . . . . . . .3

         Condensed Statements of Income . . . . . . . . . . . . .4

         Condensed Statements of Cash Flows . . . . . . . . . . .5

         Notes to Condensed Financial Statements. . . . . . . .6-7


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . .8-12


PART II. OTHER INFORMATION

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . 13

         Signatures . . . . . . . . . . . . . . . . . . . . . . 14

            WESTERN OHIO FINANCIAL CORPORATION
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (Unaudited)

                                                 June 30,     December 31,
                                                   1996           1995
                                                 --------     -----------
                                                  (Dollars in thousands)

ASSETS

Cash and cash equivalents                         $  5,600    $ 17,605
Certificates of Deposit                                591         ---
Investment securities available for sale,
 at market value                                    30,832      12,039
Mortgage-backed securities available for sale,
 at market value                                    53,849      45,719
Loans receivable, net of allowance for losses      227,423     150,476
Real Estate Owned                                       56         ---
Federal Home Loan Bank stock                         4,704       1,602
Premises and equipment                               3,286       2,542
Other assets                                         2,882       1,404
Goodwill                                             3,301         ---
                                                  --------    --------
      Total Assets                                $332,524    $231,387
                                                  ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                  $186,477    $139,129
Advances from the Federal Home Loan Bank
 of Cincinnati                                      88,742      31,528
Other liabilities                                    1,673       1,062
                                                  --------    --------
     Total Liabilities                            $276,892    $171,719
                                                  --------    --------
Stockholders' equity:
Common stock                                            26          26
Additional paid-in capital                          41,100      41,048
Unrealized gain on securities available
 for sale, net of income taxes                        (796)        631
Deferred management recognition plan expense          (887)     (1,011)
Unallocated shares held by employee stock
 ownership plan                                     (1,904)     (2,023)
Treasury stock; 212,914 and 157,914
 shares at cost respectively                        (5,807)     (3,450)
Retained earnings (substantially restricted)        23,900      24,447
                                                  --------    --------
     Total Stockholders' Equity                     55,632      59,668
                                                  --------    --------
     Total Liabilities and Stockholders' Equity   $332,524    $231,387
                                                  ========    ========


See Notes to Consolidated Financial Statements

              WESTERN OHIO FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)


                                  For the Quarter Ended  For the Six Months
                                        June 30             Ended June 30
                                  ---------------------  ------------------
                                    1996        1995       1996       1995
                                  --------    ---------  --------   -------
                                          (Dollars in thousands except
                                               per share amounts)

Interest Income:

     Interest and fees on loans    $4,314      $2,276    $ 7,532     $4,549
     Interest and dividends on
      investment securities         1,074         294      1,434        524
     Interest on mortgage-backed
      securities                      363         602      1,134      1,220
     Other interest income            117         252        273        554
                                   ------      ------    -------     ------
          Total interest income     5,868       3,424     10,373      6,847
                                   ------      ------    -------     ------
Interest expense:
     Interest on deposits           2,327       1,520      4,122      2,866
     Interest on borrowings         1,135          64      1,732        132
                                   ------      ------    -------     ------
          Total Interest expense    3,462       1,584      5,854      2,998
                                   ------      ------    -------     ------
Net interest income                 2,406       1,840      4,519      3,849
Provision for losses on loans
 and securities                        64           6        144          6
                                   ------      ------    -------     ------
Net interest income after provision
 for losses                         2,342       1,834      4,375      3,843
Gain on sale of investments           ---         294        ---        573
Other income                          131          19        154         38
Other expense                      (1,937)     (1,283)    (3,513)    (2,640)
                                   ------      ------    -------     ------
          Income before income
           tax expense                536         864      1,016      1,814

Income tax expense                    184         280        384        589
                                   ------      ------    -------     ------
          Net Income               $  352      $  584    $   632     $1,225
                                   ======      ======    =======     ======
Earnings per common
 and common equivalent share        $0.15       $0.24      $0.27      $0.49
                                   ======      ======    =======     ======


See Notes to Consolidated Financial Statements

               WESTERN OHIO FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)


                                                  For the Six Months Ended
                                                           June 30
                                                  ------------------------
                                                      1996         1995
                                                  -----------    ---------
                                                   (Dollars in thousands)


Cash flows from operating activities                 $ 1,416      $   210
                                                     =======      =======
Cash flows from investing activities:
     Loans:
          Originations                               (64,344)     (11,467)
          Collections                                 18,051        3,713
     Mortgage-backed securities:
          Purchases                                      ---          ---
          Collections                                  5,679        1,574
     Investment securities:
          Purchases                                  (20,500)         ---
          Maturities                                   2,420        7,135
          Sales                                          ---          612
     Purchase of Federal Home Loan Bank Stock         (2,583)         ---
     Property and equipment:
          Additions                                     (252)        (177)
          Sale proceeds                                  ---          ---
     Investment in subsidiary                         (8,754)         ---
                                                     -------      -------
     Net cash provided by investing activities       (70,283)       1,390
                                                     -------      -------
Cash flows from financing activities:
     Net increase (decrease) in savings deposits       6,490       10,309
     SOP stock repurchase                             (2,356)        (494)
     MRP stock repurchase                                ---       (1,999)
     Dividends paid                                   (1,210)      (1,308)
     Advances from Federal Home Loan Bank             54,529          (18)
                                                     -------      -------
Net cash provided (used) by financing activities      57,453        6,490
                                                     -------      -------
Net Increase (decrease) in cash and cash
 equivalents                                         (11,414)       8,090

Cash and cash equivalents:
     Beginning                                        17,605       19,951
                                                     -------      -------
     Ending                                          $ 6,191      $28,041
                                                     =======      =======


                 WESTERN OHIO FINANCIAL CORPORATION

         Notes to Condensed Consolidated Financial Statements

1.   Principles of consolidation:

     The financial statements for 1996 are presented for Western Ohio Financial Corporation (the "Company") and its wholly-owned subsidiaries, Springfield Federal Savings Bank ("Springfield") and Mayflower Federal Savings Bank ("Mayflower"). The statements of financial condition for the six months ended June, 30 1996, are for the Company, Springfield and Mayflower. The Corporation acquired Mayflower on March 29, 1996. The statements of income include the operations of the Company and Springfield for the first six months of 1996 and for the operations of Mayflower for the period March 30, 1996 through June 30, 1996. The statements of income for the first six months of 1995 include the Company's and Springfield's operations.

2.   Basis of presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995. The financial data and result of operations for periods presented may not necessarily, reflect the result to be anticipated for the entire year.

3.   Change in accounting principle:

     The Corporation has adopted the provisions of Statement of Position (SOP) No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants. As a result, ESOP compensation expense for contributions to the ESOP will be measured by the average market value of the shares during the period for which they are committed to be released and, in the calculation of earnings per share, ESOP shares that have not been committed to be released are not considered outstanding. As of December 31, 1995 the Corporation had released 22,317 shares to the ESOP. At June 30, 1996, the Corporation is committed to release an additional 7,439 shares as the result of repayment of the internally-financed loan made for the initial acquisition of the 148,781 shares held by the ESOP.

     On January 31, 1995, the stockholders approved at a special meeting the Management Recognition Plan. This plan specified that 105,800 shares of common stock be made available for award to the Board of Directors and executive officers. The shares allocated will become vested over five years. The first six months of 1996 expenses include six months amortization of the cost of allocated shares based upon average market value.


4.   Earnings per  common and common equivalent share:

     Earnings per common and common equivalent share is calculated by dividing net income by the weighted average number of common shares including the effect of options outstanding. The weighted average number of common shares giving effect to options outstanding during the three and six months ended June 30, 1996 were 2,342,302 and 2,363,195 respectively. The weighted average number of common shares giving effect to options outstanding during the three and six months ended June 30, 1995 were 2,477,443 and 2,484,450 respectively.

5.   Recent accounting pronouncements

     In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.
This statement requires disclosures about the amounts, nature and terms of derivative financial instruments that are not subject to Statement 105, Disclosures of Information about Financial Instruments and Off-Balance-Sheet Risk, because they do not result in off-balance-sheet risk of accounting loss. It requires that a distinction be made between financial instruments held or issued for trading purposes (including dealing and other trading activities measured at fair value with gains and losses recognized in earnings) and financial instruments held or issued for purposes other than trading. SFAS No. 119 is effective for financial statements for fiscal years ending after December 15, 1995. The Company and its subsidiaries held no securities for trading activities nor are any of the securities held considered a futures, forward, swap or option contract. Considering the preceding factors, management does not expect a material impact from the adoption of this standard.

     In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 122, Accounting for Mortgage Servicing Rights. This statement requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained would allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair value. SFAS No. 122 is effective for fiscal years beginning after December 31, 1995. Management does not originate loans for sale as of the date of this report. Management does expect to sell loans in the future, but does not expect that the application of this standard will have a material impact.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
- -------------------

     Western Ohio Financial Corporation ("the Company") is the holding company of Springfield Federal Savings Bank ("Springfield") and Mayflower Federal Savings Bank ("Mayflower"). Consolidated assets of the Company totaled $332.5 million at June 30, 1996, an increase of $101.1 million from the December 31, 1995, total of $231.4 million. The primary funding source for the increase in assets was an increase in Federal Home Loan Bank advances of $57.2 million. Management believes the Company needs to increase its asset size prudently in order to achieve a better rate of return on its equity.

     On March 29, 1996, the Company acquired Mayflower. Each share of Mayflower Financial Corporation was exchanged for $28.50 cash, resulting in an approximate $10.0 million aggregate transaction. Mayflower had total assets of $53.8 million as of March 31, 1996 following its acquisition by the Company. The $53.8 million in total assets included core deposit goodwill of $0.9 million and other goodwill of $2.4 million. The planned amortization of goodwill for 1996 and 1997 will be $151,000 and $187,000 respectively.

     During the six months ended June 30, 1996 Springfield created an operating subsidiary known as West Central Financial Services. The focus of this organization will be to generate consumer lending that does not overlap with Springfield's current consumer lending. Springfield capitalized the organization with $0.2 million. These funds will be provided as an extension of credit to West Central Financial Services by Springfield.

     On June 14, 1996, the Company entered into an Agreement and Plan of Merger and Reorganization with Seven Hills Financial Corporation ("Seven Hills") and Seven Hills Savings Association, pursuant to which Seven Hills will merge with and into Western Ohio. Upon the merger, each share of common stock of Seven Hills shall be converted into the right to receive an amount of cash equal to $19.65 per share. The aggregate transaction value is approximately $10.5 million. Closing of the transaction is expect to take place during the fourth quarter of 1996. As of June 30, 1996, Seven Hills had assets of $44.9 million and total deposits of $34.8 million.

     Loans receivable increased $76.9 million during the six months ended June 30, 1996, rising to $227.4 million from $150.5 million on December 31, 1995. The increase in loans is primarily the result of the addition of Mayflower's loans receivable amounting to $30.8 million. This, coupled with aggressive origination efforts on the part of Springfield and Mayflower that resulted in $46.1 million in originations offset by repayments, comprised the growth. Management anticipates that it will continue its aggressive marketing of loans.

     Cash and cash equivalents decreased by $12.0 million to $5.6 million on June 30, 1996, from $17.6 million at December 31, 1995. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions. The decrease is the result of the increase in total loans.

     Investment securities available for sale increased by $18.8 million from $12.0 million at December 31, 1995, to $30.8 million on June 30, 1996. The $18.8 million increase is primarily the result of the purchase of a $20.0 million callable Federal Home Loan Mortgage Corporation security coupled with the call of a $2.0 million Federal Home Loan Bank callable security and the acquisition of Mayflower.

     The Company's mortgage-backed securities available for sale increased by $8.1 million from $45.7 million on December 31, 1995, to $53.8 million on June 30, 1996, due to the purchase of Mayflower, which held $14.3 million of mortgage-backed securities available for sale. The increase from the purchase of Mayflower was offset by normal repayments on existing mortgage-backed securities. A portion of these securities is often referred to as derivatives. The derivative securities are all adjustable rate in nature and were not "high risk" securities under the criteria set forth by the Federal Financial Institutions Examination Council ("FFIEC").

     The investment in the stock of the Federal Home Loan Bank of Cincinnati increased by $3.1 million from $1.6 million at December 31, 1995, to $4.7 million at June 30, 1996. The increase is due primarily to the additional investment required by the increased level of borrowing by Springfield and to a lesser extent the acquisition of Mayflower. This investment is dictated by an institution's membership in the Federal Home Loan Bank and is a factor of the institution's borrowings and total assets. Currently, dividends on such stock are paid primarily in the form of additional shares of stock.

     Premises and equipment have grown by $0.8 million over the six months from $2.5 million at December 31, 1995, to $3.3 million at June 30, 1996. This increase is primarily the result of the acquisition of Mayflower.

     Other assets increased by $1.5 million over the six months ended June 30, 1996, primarily due to the acquisition of Mayflower coupled with prepaid franchise tax and other prepaid expenses.

     Deposits increased by $47.3 million during the six months ended June 30, 1996. This increase is generally due to the acquisition of Mayflower that contributed $40.8 million of the increase. Management has aggressively sought increased deposits. Management believes that both Springfield and Mayflower need to fund a large portion of their asset growth through growth in their depositor base.

     Advances from the Federal Home Loan Bank of Cincinnati increased by $57.2 million as the result of additional borrowings and to a much lesser extent the acquisition of Mayflower.

     Mayflower's acquisition contributed $2.7 million of the increase. The remainder are fixed and variable rate advances utilized by Springfield and Mayflower.

     Other liabilities increased $.6 million from $1.1 million on December 31, 1995, to $1.7 million on June 30, 1996. This increase includes accounts payable attributable to increased business activity as well as increased escrow holdings for mortgage loans.

     Total stockholders' equity decreased $4.1 million from $59.7 million at December 31, 1995, to $55.6 million at June 30, 1996. This decline is primarily due to the repurchase of shares for the Company's Stock Option Plan. Funding the SOP in this manner avoids the dilution inherent in issuing shares out of authorized but unissued common stock that would have diminished earnings per share. The Company repurchased 103,000 shares at a cost of $2.4 million during the six months.

     The Company has not experienced significant loan losses upon which management can base its allowance for loan losses. It has however, established a methodology that applies a factor to each of its types of lending in seeking to establish objectively an allowance for loan and lease losses. Based upon the March 31, 1996, composition of its loan portfolio Springfield's provision was increased from $0.8 million to $1.0 million. In addition, the acquisition of Mayflower contributed $0.3 million for a total of $1.3 million in its provision for total loan losses. Management feels that this total provision is adequate given the low loan losses experienced.

     As of June 30, 1996, the Company had commitments to make $1.2 million of residential loans and no nonresidential mortgage loans. It is expected that these loans will be funded within 30 days. The Company also had $3.2 million in commitments to fund loans on residential properties under construction and $88,000 remaining in commitments to fund construction of nonresidential properties. These commitments are anticipated to be filled within nine months. Unused commercial lines of credit were $559,000 and unused consumer lines of credit were $1.3 million.

CAPITAL RESOURCES AND LIQUIDITY OF SPRINGFIELD FEDERAL SAVINGS BANK
- -------------------------------------------------------------------

     The Office of Thrift Supervision (OTS) has three minimum regulatory capital standards for savings associations. During the six months ended June 30, 1996, Springfield continued to comply with all three requirements. The following is a summary of Springfield's approximate regulatory capital position, in dollars (millions) and as a percentage of regulatory assets, at June 30, 1996.

                              Actual          Required           Excess
                           -------------    ------------      -------------

Tangible Capital           $42.7   15.6%     $4.1   1.5%       $38.6   14.1%

Core Capital               $42.7   15.6%     $8.2   3.0%       $34.5   12.6%

Risk-Based Capital         $43.7   33.0%    $10.6   8.0%       $33.1   25.0%


     Federal regulations require Springfield to maintain an average daily balance of liquid assets equal to at least 5%, and an average daily balance of short-term liquid assets equal to at least 1%, of the average daily balance of its net withdrawable accounts plus short-term borrowings for the preceding calendar quarter. Liquidity is measured by cash and certain investments that are not committed, pledged, or required to liquidate specific liabilities.
The following is a summary of Springfield's regulatory liquidity and short-term liquidity ratios.

                               June 30,   March 31,  December 31,   June 30,
                                 1996       1996         1995        1995
                               --------   --------   -----------    -------

Liquid Assets                   20.7%       12.4%        13.0%       19.8%
Short-term Assets                4.8%        6.3%        10.4%       12.6%


     The above tables pertain only to Springfield. The resources of the Corporation are not considered in meeting the above requirements.

CAPITAL RESOURCES AND LIQUIDITY OF MAYFLOWER FEDERAL SAVINGS BANK
- -----------------------------------------------------------------

     The following is a summary of Mayflower's approximate regulatory capital position, in dollars (million) and as a percentage of regulatory assets, at June 30, 1996.

                              Actual           Required            Excess
                          -------------      ------------       -----------

Tangible Capital           $7.6   13.9%       $0.8   1.5%       $6.8   12.4%
Core Capital               $7.6   13.9%       $1.6   3.0%       $6.0   10.9%
Risk-Based Capital         $7.9   27.7%       $2.3   8.0%       $5.6   19.7%


     The following is a summary of Mayflower's regulatory liquidity and short-term liquidity ratios.


                               June 30,   March 31,  December 31,   June 30,
                                 1996       1996         1995        1995
                               --------   --------   -----------    -------

Liquid Assets                     6.6%       7.4%       6.8%          6.9%
Short-term Assets                 1.2%       2.3%       1.8%          2.1%

     The above tables pertain only to Mayflower. The resources of the Corporation are not considered in meeting the above requirements.

RESULTS OF OPERATIONS
- ---------------------

General
- -------

     For the six months ended June 30, 1996, net income declined by $593,000 compared to the six months ended June 30, 1995. The largest factor in the decline was that the gain on sale of FHLMC stock in the six months ended June 30, 1995, was not present in the six months ended June 30, 1996. The gain on sale of investments in the six months ended June 30, 1995, was $573,000. For the quarter ended June 30, 1996, net income declined by $232,000 compared to the quarter ended June 30, 1995. Again, the largest factor in the decline was that the gain on sale of FHLMC stock in the quarter ended June 30, 1995, was not present in the quarter ended June 30, 1996. The gain on sale of investments in the quarter ended June 30, 1995, was $294,000. Other expenses also increased for the quarter and six month period due to the acquisition of Mayflower and expanded operations in 1996 and anticipated future expansions. Management expects the investment in expanded operations to benefit future periods.

Interest Income
- ---------------

     For the six months ended June 30, 1996, interest income increased by $3.5 million compared to the six months ended June 30, 1995, from $6.9 million to $10.4 million. Interest and fees on loans increased by $3.0 million for the six months ended June 30, 1996, compared to the six months ended June 30, 1995. This is due primarily to higher outstanding balances over the first six months of 1996. Interest on mortgage-backed securities is down by $86,000 due primarily to repayment on such securities. Interest and dividends on investment securities rose $910,000 during the six months ended June 30, 1996, over the six months ended June 30, 1995. The increase in interest and dividends on investment securities is due to the higher level of investment in securities. Interest and dividends on investment securities increased $780,000 from $294,000 for the three months ended June 30, 1995, to $1.1 million for the three months ended June 30, 1996. The increase is the result of higher levels of investment during the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. Other interest income is down by $281,000 for the six month period and $135,000 for the three month period as the result of lower levels of federal funds invested over the like periods from the prior year.

Interest Expense
- ----------------

     Interest expense increased by $2.9 million, from $3.0 million for the six months ended June 30, 1995, as compared to $5.9 million for the six months ended June 30, 1996. The increase was due to the expansion of both deposits and Federal Home Loan Bank advances. Management has aggressively marketed its deposit programs to provide funds for planned asset growth. Interest on deposits increased by $1.3 million from $2.8 million for the six month period ended June 30, 1995, to $4.1 million for the six month period ended June 30, 1996. Interest on deposits also increased by $807,000 for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. The increased interest on deposits is primarily the result of growth in the deposit base. Interest on borrowings is all attributable to borrowings from the Federal Home Loan Bank of Cincinnati. The interest on borrowings increased $1.6 million from $132,000 for the six months ended June 30, 1995, to $1.7 million for the six months ended June 30, 1996. The increase is primarily attributable to expanded borrowings over the whole six month period. Interest on borrowings increased $1.0 million from $64,000 for the three month period ending June 30, 1995 to $1.1 million for the three month period ending June 30, 1996. These borrowings allowed expanded lending and purchase of agency securities. These borrowings are both fixed and adjustable rate in nature.

Net Interest Income
- -------------------

     Net interest income increased by $670,000 to $4.5 million for the six months ended June 30, 1996, as compared to $3.8 million for the six months ended June 30, 1995. Net interest income increased by $566,000 to $2.4 million for the three months ended June 30, 1996, as compared to $1.8 million for the three months ended June 30, 1995. This expansion is primarily due to an increase in the total interest-bearing assets.

Allowance for Loan and Lease Losses
- -----------------------------------

     There was a $144,000 addition to the provision for loan and lease losses during the first six months of 1996 and a $6,000 addition during the six months ended June 30, 1995. There was a $64,000 addition to the provision for loan and lease losses during the three months ended June 30, 1996 and a $6,000 addition during the three months ended June 30, 1995. As discussed in the financial condition section, factors have been established that provide for an objective evaluation of the allowance for loan and lease losses based upon the portfolio composition and levels of classified assets.

Gain on Sale of Investments
- ---------------------------

     There was no gain on sale of investments during the six month period ended June 30, 1996. The gain on sale of investments in the six months ended June 30, 1995, was $573,000. The gain on sale of investments in the three months ended June 30, 1995, was $294,000. These gains were the result of selling 5,000 shares of FHLMC common stock in each of the first two quarters of 1995.

Other Income
- ------------

     Other income increased from $38,000 for the six months ended June 30, 1995, to $154,000 for the six months ended June 30, 1996. Other income increased from $19,000 for the six months ended June 30, 1995, to $131,000 for the three months ended June 30, 1996. The increases for the six and three months ended June 30, 1996 compared to the six and three month periods ended June 30, 1995 are related to fees generated through increased levels of customer activity. It is anticipated that this source of income will continue to grow over the next three years. Management feels that it can generate an increasing stream of fee income by actively marketing new products.

Other Expense
- -------------

Total other expense increased by $873,000 million, from $2.6 million for the six month period ended June 30, 1995, compared to $3.5 million for the six month period ended June 30, 1996. Total other expense increased by $654,000, from $1.3 million for the three month period ended June 30, 1995, compared to $1.9 million for the three month period ended June 30, 1996. An increase in staffing and increased salaries and benefits to employees were the primary reasons for the rise in total other expenses for the three and six month periods ended June 30, 1996. Other major factors include increases in franchise taxes, professional services, advertising, insurance premiums and depreciation. These costs increased due to the expanded activities of the Company.

Income Tax Expense
- ------------------

Income tax expense decreased in the period ended June 30, 1996, as a result of changes in earnings before taxes.

                  PART II - OTHER INFORMATION

Item 5.   Other Information

     The deposits of savings associations such as Springfield and Mayflower are presently insured by the SAIF, which together with the BIF, are the two insurance funds administered by the FDIC. On August 8, 1995, the FDIC revised the premium schedule for BIF-insured banks to provide a range of .04% to .31% of deposits (as compared to the current range of .23% to .31% of deposits for both BIF and SAIF-insured institutions) in anticipation of the BIF achieving its statutory reserve ratio. As a result, BIF members generally would pay lower premiums than the SAIF members. The lower premiums for BIF members took effect in the third quarter of 1995. It is anticipated that the SAIF will not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other disparity, SAIF members could be placed at a significant, competitive disadvantage to BIF members due to higher costs for deposit insurance. A recapitalization plan under consideration by the Treasury Department, the FDIC, the OTS and the Congress reportedly provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates in order to recapitalize the SAIF and eliminate or diminish the disparity. Based upon Springfield's and Mayflower's combined level of SAIF deposits at March 31, 1995, and assuming a special assessment of .90%, Springfield's and Mayflower's combined assessment would be approximately $1.5 million on a pre-tax basis. No assurance can be given, however, as to whether the recapitalization plan will be implemented or as to the nature or extent of any competitive disadvantage which may be experienced by SAIF member institutions.

Item 6.   Exhibits and Reports on Form 8-K

     Exhibits:

          Exhibit 27 - Financial Data Schedule

     Reports on Form 8-K:

          On May 29, 1996, the Company filed a current report on Form 8-K announcing the completion of its acquisition of Mayflower Financial Corporation and its subsidiary, Mayflower Savings Bank.

          On June 24, 1996, the Company filed a current report on Form 8-K announcing the entering into of an Agreement and Plan of Merger and Reorganization with Seven Hills Financial Corporation and Seven Hills Savings Association pursuant to which Seven Hills will merge with and into Western Ohio. Following the merger, Seven Hills Savings Association will operate as a subsidiary of Western Ohio.

                              SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WESTERN OHIO FINANCIAL CORPORATION
                              Registrant



Date:  August 14, 1996                /s/ C. William Clark
       ---------------                ------------------------------------
                                      C. William Clark, President
                                      and Chief Executive Officer
                                      (Duly Authorized Officer)



Date:  August 14, 1996                 /s/ Thomas A. Estep
       ---------------                 ------------------------------------
                                       Thomas A. Estep, Vice President,
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)