Form 10-Q
period 1996-09-30
WESTERN OHIO FINANCIAL CORP
filed 1996-11-14
CIK 920769

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996          Commission File Number 0-24120



                WESTERN OHIO FINANCIAL CORPORATION
----------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Delaware                                    31-1403116
--------------------------------         -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

28 East Main Street, Springfield, Ohio                45501-0719
--------------------------------------                ----------
(Address of principal executive offices)              (Zip Code)

                          (513) 325-4683
                      ----------------------
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      Yes [X]        No [  ]



As of October 31, 1996 there were 2,190,388 shares of the Registrant's common stock issued and outstanding.

                              INDEX



                      WESTERN OHIO FINANCIAL CORPORATION
                      ----------------------------------




                                                                       Pages


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements:

          Condensed Balance Sheets. . . . . . . . . . .               3

          Condensed Statements of Income. . . . . . . .               4

          Condensed Statements of Cash Flows. . . . . .               5

          Notes to Condensed Financial Statements . . .               6-7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.              8-13

          Signatures . . . . . . . . . . . . . . . . .                14

                WESTERN OHIO FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (Unaudited)


                                                     September 30, December 31,
                                                         1996         1995
                                                     ------------  -----------
(Dollars in thousands)

ASSETS
Cash and cash equivalents                                $ 10,747    $ 17,605
Certificates of Deposit                                       591           0
Investment securities available for sale,
 at market value                                           31,253      12,039
Mortgage-backed securities available for sale,
 at market value                                           30,788      45,719
Loans receivable, net of allowance for losses             259,542     150,476
Real Estate Owned                                              56           0
Federal Home Loan Bank stock                                5,108       1,602
Premises and equipment                                      3,437       2,542
Other assets                                                2,953       1,404
Goodwill                                                    3,229           0
                                                         --------    --------
Total Assets                                             $347,704    $231,387
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings deposits                                          191,571     139,129
Advances from the Federal Home Loan
 Bank of Cincinnati                                        99,785      31,528
Other liabilities                                           3,125       1,062
                                                         --------    --------
Total Liabilities                                         294,481     171,719
                                                         --------    --------
Stockholders' equity:
Common stock                                                   26          26
Additional paid-in capital                                 41,115      41,048
Unrealized gain on securities available for sale,
 net of income taxes                                         (852)        631
Deferred management recognition plan expense                 (826)     (1,011)
Unallocated shares held by employee stock
 ownership plan                                            (1,845)     (2,023)
Treasury stock; 212,914 and 157,914 shares
 at cost respectively                                      (7,579)     (3,450)
Retained earnings (substantially restricted)               23,184      24,447
                                                         --------    --------
Total Stockholders' Equity                                 53,223      59,668
                                                         --------    --------
Total Liabilities and Stockholders' Equity               $347,704    $231,387
                                                         ========    ========


See Notes to Consolidated Financial Statements.

                        WESTERN OHIO FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       For the Quarter     For the Nine Months
                                                            Ended                 Ended
                                                         September 30,         September 30,
                                                     -------------------   -------------------
                                                       1996        1995      1996        1995
                                                     --------    -------   --------    -------

(Dollars in thousands except per share amounts)

Interest Income:
  Interest and fees on loans                         $  5,078    $ 2,454   $ 12,610    $ 7,003
  Interest and dividends on investment securities         665        275      1,658        799
  Interest on mortgage-backed securities                  664        892      2,341      2,112
  Other interest income                                    84        126        357        680
                                                     --------    -------   --------    -------
      Total interest income                             6,491      3,747     16,966     10,594
                                                     --------    -------   --------    -------
Interest expense:
  Interest on deposits                                  2,414      1,630      6,536      4,496
  Interest on borrowings                                1,332        217      3,064        349
                                                     --------    -------   --------    -------
      Total Interest expense                            3,746      1,847      9,600      4,845
                                                     --------    -------   --------    -------
Net interest income                                     2,745      1,900      7,366      5,749
Provision for losses on loans and securities              195          0        339          6
                                                     --------    -------   --------    -------
Net interest income after provision for losses          2,550      1,900      7,027      5,743

Gain on sale of investments                               234        310        234        883

Other income                                               76         15        128         53

Other expense                                          (3,098)    (1,314)    (6,611)    (3,954)
                                                     --------    -------   --------    -------
  Income before income tax expense                       (238)       911        778      2,725

Income tax expense                                        (71)       297        313        886
                                                     --------    -------   --------    -------
  Net Income                                           $ (167)   $   614   $    465    $ 1,839
                                                     ========    =======   ========    =======
Earnings per common
 and common equivalent share                           $(0.07)   $  0.25   $   0.20    $  0.74
                                                     ========    =======   ========    =======

     See Notes to Consolidated Financial Statements.

                    WESTERN OHIO FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the Nine Months Ended
                                                        September 30,
                                                 -------------------------
(Dollars in thousands)                              1996           1995
                                                 ----------     ----------

Cash flows from operating activities              $  2,540       $  1,112
                                                  --------       --------
Cash flows from investing activities:
  Loans:
    Originations                                  (107,835)       (41,028)
    Collections                                     29,233         11,347
  Mortgage-backed securities:
    Purchases                                            0        (10,645)
    Collections                                      7,003          3,192
    Sales                                           21,451              0
  Investment securities:
    Purchases                                      (20,500)       (12,000)
    Maturities                                       2,420         14,335
    Sales                                               25            941
  Purchase of Federal Home Loan Bank Stock          (2,894)             0
  Property and equipment:
    Additions                                         (442)          (396)
    Sale proceeds                                        0              0
  Investment in subsidiary                          (9,140)             0
                                                  --------       --------
     Net cash provided by investing activities     (80,679)       (34,254)
                                                  --------       --------
Cash flows from financing activities:
  Net increase (decrease) in savings deposits       11,661         15,039
  Treasury stock repurchase                         (4,188)          (925)
  MRP stock repurchase                                   0         (1,999)
  Dividends paid                                    (1,767)        (1,922)
  Advances from Federal Home Loan Bank              65,575         20,615
                                                  --------       --------
     Net cash provided (used) by
      financing activities                          71,281         30,808
                                                  --------       --------
Net Increase (decrease) in cash and
 cash equivalents                                   (6,858)        (2,334)

Cash and cash equivalents:
  Beginning                                         17,605         19,951
                                                  --------       --------
  Ending                                          $ 10,747       $ 17,617
                                                  ========       ========


See Notes to Consolidated Financial Statements.

                WESTERN OHIO FINANCIAL CORPORATION

       Notes to Condensed Consolidated Financial Statements

1.   Principles of consolidation:

     The financial statements for 1996 are presented for Western Ohio Financial Corporation (the "Company") and its wholly-owned subsidiaries, Springfield Federal Savings Bank ("Springfield") and Mayflower Federal Savings Bank ("Mayflower"). The statements of financial condition for the nine months ended September, 30 1996, are for the Company, Springfield and Mayflower. The Corporation acquired Mayflower on March 29, 1996. The statements of income include the operations of the Company and Springfield for the first nine months of 1996 and the operations of Mayflower for the period March 30, 1996 through September 30, 1996. The statements of income for the first nine months of 1995 include the Company's and Springfield's operations.

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

3.   Change in accounting principle:

     The Corporation has adopted the provisions of Statement of Position (SOP) No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants. As a result, ESOP compensation expense for contributions to the ESOP will be measured by the average market value of the shares during the period for which they are committed to be released and, in the calculation of earnings per share, ESOP shares that have not been committed to be released are not considered outstanding. As of December 31, 1995 the Corporation had released 22,317 shares to the ESOP. At September 30, 1996, the Corporation is committed to release an additional 11,159 shares as the result of repayment of the internally-financed loan made for the initial acquisition of the 148,781 shares held by the ESOP.

     On January 31, 1995, the stockholders approved at a special meeting the Management Recognition Plan. This plan specified that 105,800 shares of common stock be made available for award to the Board of Directors and executive officers. The shares allocated will become vested over five years. The first nine months of 1996 expenses include nine months amortization of the cost of allocated shares based upon average market value.

4.   Earnings per  common and common equivalent share:

     Earnings per common and common equivalent share is calculated by dividing net income by the weighted average number of common shares including the effect of options outstanding. The weighted average number of common shares giving effect to options outstanding during the three and nine months ended September 30, 1996 were 2,298,934 and 2,327,270 respectively. The weighted average number of common shares giving effect to options outstanding during the three and nine months ended September 30, 1995 were 2,487,439 and 2,487,048 respectively.

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

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure the compensation cost of all employee stock compensation plans based on the estimated fair
     value of awards at the date they are granted.   Companies are, however,
     allowed to continue to measure compensation costs for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to retain their existing accounting method are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995. Companies are required, however, to disclose information for awards granted in their first fiscal year ending after December 15, 1994. Management has not completed an analysis of the potential effects of SFAS No. 123 on its financial condition of results of operations.

     In June 1996, the FASB issued SFAS No 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The standards are based on a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and ceases recognizing financial assets when control has been surrendered and ceases recognizing liabilities when they have been extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 supersedes SFAS No. 122. SFAS No. 125 is effective for transactions occurring after December 31, 1996. Management does not expect an impact from adoption of SFAS No. 125.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Western Ohio Financial Corporation ("the Company") is the holding company of Springfield Federal Savings Bank ("Springfield") and Mayflower Federal Savings Bank ("Mayflower"). Consolidated assets of the Company totaled $347.7 million at September 30, 1996, an increase of $116.3 million from the December 31, 1995, total of $231.4 million. The primary funding source for the increase in assets was an increase in Federal Home Loan Bank advances of $68.3 million. Management believes the Company needs to increase its asset size prudently in order to achieve a better rate of return on its equity.

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

     During the nine months ended September 30, 1996 Springfield created an operating subsidiary known as West Central Financial Services. The focus of this organization will be to generate consumer lending that does not overlap with Springfield's current consumer lending. Springfield capitalized the organization with $0.2 million. Additional money to fund loans will be provided as an extension of credit to West Central Financial Services by Springfield.

     On June 14, 1996, the Company entered into an Agreement and Plan of Merger and Reorganization with Seven Hills Financial Corporation ("Seven Hills") and Seven Hills Savings Association, pursuant to which Seven Hills will merge with and into Western Ohio and Seven Hills Savings Association will operate as a subsidiary of the Company. Upon the merger, each share of common stock of Seven Hills shall be converted into the right to receive an amount of cash equal to $19.69782 per share. The aggregate transaction value is approximately $10.5 million. Closing of the transaction is expected to take place during the fourth quarter of 1996. As of September 30, 1996, Seven Hills had assets of $45.7 million and total deposits of $35.6 million.

     Loans receivable increased $109.0 million during the nine months ended September 30, 1996, rising to $259.5 million from $150.5 million on December 31, 1995. The increase in loans is primarily the result of aggressive origination and purchase efforts on the part of Springfield and Mayflower that resulted in a $78.3 million addition to loans offset by repayments. This, coupled with the addition of Mayflower's loans receivable amounting to $30.8 million comprised the growth. Management anticipates that it will continue its aggressive marketing of loans.

     Cash and cash equivalents decreased by $6.9 million to $10.7 million on September 30, 1996, from $17.6 million at December 31, 1995. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions and were used to fund the increase in total loans.

     Investment securities available for sale increased by $19.2 million from $12.0 million at December 31, 1995, to $31.3 million on September 30, 1996. The $19.2 million increase is primarily the result of the purchase of a $20.0 million callable Federal Home Loan Mortgage Corporation security coupled with the call of a $2.0 million Federal Home Loan Bank callable security and the acquisition of Mayflower.

     The Company's mortgage-backed securities available for sale decreased by $14.9 million from $45.7 million on December 31, 1995, to $30.8 million on September 30, 1996. This decline was due primarily to a sale of mortgage-backed securities available for sale for which the book value was $21.2 million, offset by the purchase of Mayflower, which held $14.3 million of mortgage-backed securities available for sale. The change was also impacted by the normal repayments on mortgage-backed securities held by both institutions. A portion of these securities is often referred to as derivatives. The derivative securities are all adjustable rate in nature and were not "high risk" securities under the criteria set forth by the Federal Financial Institutions Examination Council ("FFIEC").

     The investment in the stock of the Federal Home Loan Bank of Cincinnati increased by $3.5 million from $1.6 million at December 31, 1995, to $5.1 million at September 30, 1996. The increase is due primarily to the additional investment required by the increased level of borrowing by both Springfield and Mayflower and to a lesser extent the acquisition of Mayflower. This investment is dictated by an institution's membership in the Federal Home Loan Bank and is a factor of the institution's borrowings and total assets. Currently, dividends on such stock are paid primarily in the form of additional shares of stock. Premises and equipment have grown by $0.9 million over the nine months from $2.5 million at December 31, 1995, to $3.4 million at September 30, 1996. This increase is primarily the result of the acquisition of Mayflower.
Other assets increased by $1.5 million over the nine months ended September 30, 1996, primarily due to the acquisition of Mayflower coupled with prepaid franchise tax and other prepaid expenses.

     Deposits increased by $52.4 million during the nine months ended September 30, 1996. This increase is generally due to the acquisition of Mayflower that contributed $40.8 million of the increase. Management has aggressively sought increased deposits. Management prefers that both Springfield and Mayflower fund a substantial portion of their asset growth through growth in their depositor base. Most of the current loan growth has been funded through increased Federal Home Loan Bank of Cincinnati advances.

     Advances from the Federal Home Loan Bank of Cincinnati increased by $68.3 million as the result of additional borrowings and to a much lesser extent the acquisition of Mayflower. Mayflower's acquisition contributed $2.7 million of the increase. The remainder are fixed and variable rate advances utilized by Springfield and Mayflower.

     Other liabilities increased $2.0 million from $1.1 million on December 31, 1995, to $3.1 million on September 30, 1996. This increase includes accounts payable attributable to increased business activity as well as increased escrow holdings for mortgage loans.

     Total stockholders' equity decreased $6.5 million from $59.7 million at December 31, 1995, to $53.2 million at September 30, 1996. This decline is primarily due to the repurchase of shares for the Company's Stock Option Plan. Funding the SOP in this manner avoids the dilution inherent in issuing shares out of authorized but unissued common stock that would have diminished earnings per share. The Company repurchased 188,112 shares at a cost of $4.2 million during the nine months.

     The Company has not experienced significant loan losses upon which management can base its allowance for loan losses. It has however, established a methodology that applies a factor to each of its types of lending in seeking to establish objectively an allowance for loan and lease losses. Based upon the June 30, 1996, composition of its loan portfolio Springfield's provision was increased from $0.8 million to $1.1 million. In addition, the acquisition of Mayflower contributed $0.3 million for a total of $1.4 million in its provision for total loan losses. Management feels that this total provision is adequate given the low loan losses experienced.

     As of September 30, 1996, the Company had commitments to make $1.4 million of residential loans and no nonresidential mortgage loans. It is expected that these loans will be funded within 30 days. The Company also had $6.2 million in commitments to fund loans on residential properties under construction and $88,000 remaining in commitments to fund construction of nonresidential properties. These commitments are anticipated to be filled within nine months. Unused commercial lines of credit were $491,000 and unused consumer lines of credit were $2.1 million.

CAPITAL RESOURCES AND LIQUIDITY OF SPRINGFIELD FEDERAL SAVINGS BANK
-------------------------------------------------------------------

     The Office of Thrift Supervision (OTS) has three minimum regulatory capital standards for savings associations. During the nine months ended September 30, 1996, Springfield continued to comply with all three requirements. The following is a summary of Springfield's approximate regulatory capital position, in dollars (millions) and as a percentage of regulatory assets, at September 30, 1996.

                            Actual        Required         Excess
                        -------------    ----------     -------------

Tangible Capital        $42.7   15.2%    $ 4.2  1.5%    $38.5   13.7%
Core Capital            $42.7   15.2%    $ 8.5  3.0%    $34.2   12.2%
Risk-Based Capital      $43.8   29.5%    $11.9  8.0%    $31.9   21.5%

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

                    September 30,   June 30,    March 31,   December 31,
                        1996         1996         1996         1995
                    ------------    -------     --------    -----------

Liquid Assets           5.5%          1.7%        3.7%          4.5%
Short-term Assets       5.5%          1.7%        3.1%          3.8%


CAPITAL RESOURCES AND LIQUIDITY OF MAYFLOWER FEDERAL SAVINGS BANK
-----------------------------------------------------------------

     The following is a summary of Mayflower's approximate regulatory capital position, in dollars (million) and as a percentage of regulatory assets, at September 30, 1996.

                            Actual        Required         Excess
                        -------------    ----------     -------------

Tangible Capital         $6.6   10.6%    $0.9    1.5%    $5.7    9.1%
Core Capital             $6.6   10.6%    $1.9    3.0%    $4.7    7.6%
Risk-Based Capital       $6.9   19.6%    $2.8    8.0%    $4.1   11.6%

     The following is a summary of Mayflower's regulatory liquidity and short-term liquidity ratios.

                    September 30,   June 30,    March 31,   December 31,
                        1996         1996         1996         1995
                    ------------    -------     --------    -----------

Liquid Assets           5.7%          6.6%        7.4%          6.8%
Short-term Assets       1.3%          1.2%        2.3%          1.8%

     The above tables pertain only to Springfield and Mayflower. The resources of the Company are not considered in meeting the above requirements.

RESULTS OF OPERATIONS

General

     For the nine months ended September 30, 1996, net income declined by $1.4 million compared to the nine months ended September 30, 1995. The largest factor in the decline was a special assessment to recapitalize SAIF that was signed into law September 30, 1996. The special assessment resulted in a charge against earnings of $1.1 million. All institutions holding SAIF insured deposits were assessed a charge of .657% of deposits held as of March 31, 1995. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits will be charged the same FDIC premiums beginning October 1, 1996. In addition to the special assessment, a gain on sale of FHLMC stock in the nine months ended September 30, 1995, was not present in the nine months ended September 30, 1996. The gain on sale of investments in the nine months ended September 30, 1995, was $883,000. The gain on sale of investments in the nine months ended September 30, 1996, was $234,000. For the quarter ended September 30, 1996, net income declined by $781,000 compared to the quarter ended September 30, 1995. Again, the largest factor in the decline was the $1.1 million special assessment to recapitalize SAIF in the quarter ended September 30, 1996, that was not present in the quarter ended September 30, 1995. Other expenses also increased for the quarter and nine month periods due to the acquisition of Mayflower and expanded operations in 1996 and anticipated future expansions. Management expects the investment in expanded operations to benefit future periods.

Interest Income

     For the nine months ended September 30, 1996, interest income increased by $6.4 million compared to the nine months ended September 30, 1995, from $10.6 million to $17.0 million. Interest and fees on loans increased by $5.6 million for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. This is due primarily to higher outstanding balances over the first nine months of 1996. Interest on mortgage-backed securities is up by $229,000 due primarily to the addition of the $14.3 million of mortgage-backed securities that was the result of the acquisition of Mayflower. Interest on mortgage-backed securities is down $228,000 from $892,000 for the three months ended September 30, 1995 to $664,000 for the three months ended September 30, 1996. Interest and dividends on investment securities rose $859,000 during the nine months ended September 30, 1996, over the nine months ended September 30, 1995. The increase in interest and dividends on investment securities is due to the higher level of investment in securities. Interest and dividends on investment securities increased $390,000 from $275,000 for the three months ended September 30, 1995, to $665,000 for the three months ended September 30, 1996. The increase is the result of higher levels of investment during the three months ended September 30, 1996, as compared to the three months ended September 30, 1995. Other interest income is down by $323,000 for the nine month period and $42,000 for the three month period as the result of lower levels of federal funds invested over the like periods from the prior year.

Interest Expense

     Interest expense increased by $4.8 million, from $4.8 million for the nine months ended September 30, 1995, as compared to $9.6 million for the nine months ended September 30, 1996. The increase was due to the expansion of both deposits and Federal Home Loan Bank advances. Management has aggressively marketed its deposit programs to provide funds for planned asset growth. Interest on deposits increased by $2.0 million from $4.5 million for the nine month period ended September 30, 1995, to $6.5 million for the nine month period ended September 30, 1996. Interest on deposits also increased by $784,000 for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. The increased interest on deposits is primarily the result of growth in the deposit base. Interest on borrowings is all attributable to borrowings from the Federal Home Loan Bank of Cincinnati. The interest on borrowings increased $2.7 million from $349,000 for the nine months ended September 30, 1995, to $3.1 million for the nine months ended September 30, 1996. The increase is primarily attributable to expanded borrowings over the whole nine month period. Interest on borrowings increased $1.1 million from $217,000 for the three month period ending September 30, 1995 to $1.3 million for the three month period ending September 30, 1996. These borrowings allowed expanded lending and purchase of agency securities. These borrowings are both fixed and adjustable rate in nature.

Net Interest Income

     Net interest income increased by $1.6 million to $7.4 million for the nine months ended September 30, 1996, as compared to $5.8 million for the nine months ended September 30, 1995. Net interest income increased by $845,000 to $2.7 million for the three months ended September 30, 1996, as compared to $1.9 million for the three months ended September 30, 1995. This expansion is primarily due to an increase in the total interest-bearing assets.

Allowance for Loan and Lease Losses

     There was a $339,000 addition to the allowance for loan and lease losses during the first nine months of 1996 and a $6,000 addition during the nine months ended September 30, 1995. There was a $195,000 addition to the provision for loan and lease losses during the three months ended September 30, 1996 and no addition during the three months ended September 30, 1995. As discussed in the financial condition section, factors have been established that provide for an objective evaluation of the allowance for loan and lease losses based upon the portfolio composition and levels of classified assets.

Gain on Sale of Investments

     There was a gain of $234,000 on sale of investments during the nine month period ended September 30, 1996 as compared to a gain of $883,000 for the nine months ended September 30, 1995. There was a gain of $234,000 on sale of investments during the three month period ended September 30, 1996 as compared to a gain of $310,000 for the three months ended September 30, 1995. The gains in 1995 were the result of selling 5,000 shares of FHLMC common stock in each of the first three quarters of 1995. The gain in the three and nine months of 1996 is attributable to the sale of $21.2 million of mortgage-backed securities.

Other Income

     Other income increased from $53,000 for the nine months ended September 30, 1995, to $128,000 for the nine months ended September 30, 1996. Other income increased from $15,000 for the three months ended September 30, 1995, to $76,000 for the three months ended September 30, 1996. The increases for the nine and three months ended September 30, 1996 compared to the nine and three month periods ended September 30, 1995 are related to fees generated through increased levels of customer activity. It is anticipated that this source of income will continue to grow over the next three years. Management feels that it can generate an increasing stream of fee income by actively marketing new products.

Other Expense

     Total other expense increased by $2.6 million, from $4.0 million for the nine month period ended September 30, 1995, compared to $6.6 million for the nine month period ended September 30, 1996. Total other expense increased by $1.8 million, from $1.3 million for the three month period ended September 30, 1995, compared to $3.1 million for the three month period ended September 30, 1996. The three month and nine month periods ended September 30, 1996 were impacted by the $1.1 million special assessment levied against SAIF insured deposits. An increase in staffing and increased salaries and benefits were also the reasons for the rise in total other expenses for the nine month period ended September 30, 1996. Other factors include, increases in franchise taxes, professional services, advertising, insurance premiums and depreciation. These costs increased due to the expanded activities of the Company.

Income Tax Expense

     Income tax expense decreased in the period ended September 30, 1996, as a result of changes in earnings before taxes.

                              PART II

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits:

               Exhibit 27 -  Financial Data Schedule

                            SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WESTERN OHIO FINANCIAL CORPORATION
                                    Registrant



Date: November 12, 1996             /s/ C. William Clark
     ---------------------          -----------------------------------
                                    C. William Clark, President
                                    and Chief Executive Officer
                                    (Duly Authorized Officer)





Date: November 12, 1996             /s/ Thomas A. Estep
     ---------------------          -----------------------------------
                                    Thomas A. Estep, Vice President,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)