Form 10-K
period 1996-12-31
WESTERN OHIO FINANCIAL CORP
filed 1997-03-31
CIK 920769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from                    to
                                        ------------------    -----------------
         Commission file number 0-24120


                       WESTERN OHIO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                      31-1403116
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         28 East Main Street
           Springfield, Ohio                           45501-0719
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (513) 325-4683

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X . NO ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Stock Market as of February 21, 1997, was approximately $49.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of February 21, 1997, there were issued and outstanding 2,312,088 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996.

Part III of Form 10-K - Portions of the Proxy Statement for Annual Meeting of Stockholders.

                                     PART I
Item 1.  Business

General

         Western Ohio Financial Corporation (the "Company"), a Delaware corporation, was organized in March 1994 for the purpose of becoming the savings and loan holding company. The Company owns all of the outstanding stock of Springfield Federal Savings Bank ("Springfield"), Mayflower Federal Savings Bank ("Mayflower") and Seven Hills Savings Association ("Seven Hills") (collectively, the "Banks").

         The Company and each of its subsidiaries are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). Springfield, Mayflower and Seven Hills are members of the Federal Home Loan Bank ("FHLB") System and their deposits are backed by the full faith and credit of the United States Government and are insured up to applicable limits by the FDIC.

         The Company's primary market area covers Clark, Greene and Hamilton Counties, Ohio and parts of contiguous counties, and is serviced through its main office in Springfield, Ohio and nine branch offices in Cincinnati, Enon, New Carlisle, Springfield, Yellow Springs and Beavercreek. At December 31, 1996, the Company had total assets of $392.8 million, deposits of $233.2 million and stockholders' equity of $54.0 million, or 13.7% of total assets. The Company's Common Stock is traded on the Nasdaq National Market under the symbol "WOFC."

         On March 29, 1996, the Company acquired Mayflower. Each share of Mayflower Financial Corporation, Cincinnati, Ohio, was exchanged for $28.50 in cash, resulting in an approximate $10.0 million aggregate transaction. Mayflower had total assets of $53.8 million as of March 31, 1996 following its acquisition by the Company. The $53.8 million in total assets included core deposit goodwill of $0.9 million and other goodwill of $2.4 million. The planned amortization of goodwill for 1996 and 1997 will be $220,000 and $281,000, respectively. At December 31, 1996, Mayflower had total assets of $68.8 million.

         On November 12, 1996, the Company acquired Seven Hills. Each share of Seven Hills Financial Corporation, Cincinnati, Ohio, was exchanged for $19.69782 in cash, resulting in an approximate $10.5 million aggregate transaction. Seven Hills had total assets of $46.8 million as of December 31, 1996 following its acquisition by the Company. The $46.8 million in total assets included core deposit goodwill of $.9 million and other goodwill of $0. The planned amortization of goodwill for 1996 and 1997 will be $25,000 and $146,000, respectively. At December 31, 1996, Seven Hills had total assets of $46.8 million.

         The Company has been, and intends to continue to be, a community-oriented financial holding company offering a variety of financial services to meet the needs of the communities it serves. The principal business of the Company consists of attracting retail deposits from the general public and investing those funds primarily in one-to-four family residential mortgage, construction and commercial and multi-family real estate loans and, to a lesser extent, consumer and commercial business loans, all primarily within the Company's market areas.

         The executive offices of the Company are located at 28 East Main Street, Springfield, Ohio 45501-0719, and the telephone number at that address is (513) 325-4683.

Market Area

         Springfield's primary market area consists of Clark County and parts of contiguous counties. Clark County is located in west-central Ohio. Clark County's economic environment consists of a traditional industrial base, its service and support industries and its close proximity to a major U.S. military installation, Wright Patterson Air Force Base. Navistar Truck Manufacturers is the largest employer in the county and its Clark County operations have provided stable employment for the area. Clark State Community College and Wittenberg University are also two major employers in the area. In 1995, Clark County had an unemployment rate of 4.4% as compared to the State of Ohio at 4.9% and the United States at 5.2%. The unemployment rate in Clark County increased to 5.7% in 1996 as compared with 4.9% for the State of Ohio and 5.4% for the United States.

         Clark County's population, the rate of increase of which lagged behind the State of Ohio and national averages, nonetheless can be characterized as stable, with a population of approximately 148,000 people. From 1990 to 1995, Clark County's population grew .24%. For 1996, Clark County's median housing value was approximately $88,265. Additionally, Clark County's per capita income also lagged behind the State of Ohio and national averages. In the event that real estate prices in Ohio or the market area substantially weaken or economic conditions decline, the Company may be adversely affected.

         The Company has also entered the Cincinnati, Ohio area market through affiliations with mortgage brokers and the acquisitions of Mayflower and Seven Hills. The Cincinnati metropolitan area, centered in the southwest corner of Ohio, has a population of approximately 1.8 million. The economic base is generally considered well diversified and stable. Employment is provided by companies representing a broad spectrum of industrial sectors, including services, wholesale/retail, manufacturing, government, and finance. Several "Fortune 500" companies have headquarters in the Cincinnati area. The unemployment rate is approximately 4.0% and the median home price is $96,500.

Lending Activities

         General. While the Company primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences, it also originates multi-family and commercial real estate and construction loans and, to a lesser extent, consumer and commercial business loans in its market area. At December 31, 1996, the Company's net loan portfolio totalled $287.6 million. At December 31, 1996, the Company's gross loan portfolio totalled $295.1 million, of which $242.6 million, or 82.2%, was comprised of permanent loans secured by one-to-four family residences.

         The department head of the loan department, and the chief underwriter and her assistant have the authority to approve loans of up to $214,600, and up to $249,999 with the approval of the Company's Executive Vice President, Finance or Executive Vice President, Lending. The Executive Committee of the Board of Directors review all completed applications and all applications that have been denied to assure all avenues have been explored and that the applicant has been treated in a fair manner. The Executive Committee also approves all loans in excess of $250,000, any non-conforming loans, loan applications in excess of the Company's loan to value policy limitations, and any exceptions to the Company's lending policy.

         The aggregate amount of loans that the Banks are permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Banks could have invested in any one real estate project, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Institutions." At December 31, 1996, the maximum amount which Springfield, Mayflower and Seven Hills could have loaned to any one borrower and the borrower's related entities was $4.5 million, $1.5 million and $1.4 million, respectively. At December 31, 1996, the Banks did not have any loans outstanding in excess of such limitation. The largest principal balance and commitment to lend to any one borrower, or group of related borrowers at Springfield Federal was $1.5 million secured by a medical building and a fast food restaurant, with an additional $200,000 represented by a commercial line of credit. In addition, three borrowers had a combined principal and commitment outstanding of $3.6 million at December 31, 1996. The first borrower's outstanding credit is secured by a 74-unit apartment complex. The second borrower's outstanding credit is secured by one to four family residences and land. The third borrower's outstanding credit is secured by a mini warehouse storage facility and a 34-unit apartment complex. The largest principal balance and commitment to lend to any one borrower, or group of related borrowers at Mayflower, was $818,000 secured by one to four family residential structures. The largest principal balance and commitment to lend to any one borrower, or group of related borrowers at Seven Hills, was $1.3 million secured by multiple warehouse facilities. The security properties on all of these loans are located in the Company's market areas. These loans are performing in accordance with their terms. The Banks did not have any other loans to one borrower in excess of $1.0 million at December 31, 1996.

         Management always reserves the right to change its emphasis on the amount or type of lending in which the Company engages to adjust to market or other factors, including changes in the Company's asset/liability management policies.

         Loan Portfolio Composition. The following information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.


                                                                                December 31,
                                    ------------------------------------------------------------------------------------------------
                                           1996                1995                1994              1993               1992
                                    -----------------   ----------------     ---------------    ---------------   ------------------
                                     Amount   Percent    Amount  Percent      Amount Percent    Amount  Percent     Amount  Percent
                                    -----------------   ----------------     ---------------    ---------------   ------------------
                                                                                    (Dollars in Thousands)

Real Estate Loans:
 One-to-four family...............  $242,600   82.21%   $131,262   84.93%    $89,184   83.37%   $ 86,816  83.97%   $ 89,224   88.14%
 Multi-family.....................    12,476    4.23       4,502    2.91       4,194    3.92       3,466   3.35       2,851    2.82
 Commercial real estate...........    20,531    6.96      10,531    6.81       8,463    7.91       6,002   5.81       5,469    5.40
 Construction.....................    10,965    3.71       5,405    3.50       3,252    3.04       6,312   6.10       2,945    2.91
                                    --------  ------    --------  ------    --------  ------    -------- ------    --------  ------
    Total real estate loans.......   286,572   97.11     151,700   98.15     105,093   98.24     102,596  99.23     100,489   99.27
                                    --------  ------     -------  ------     -------  ------    -------- ------    --------  ------



Other Loans:
 Consumer Loans:
   Home equity....................     2,188    0.74         474    0.31          77    0.07         ---    ---         ---     ---
   Deposit account................       384    0.13         363    0.24         465    0.43         750   0.72         659    0.65
   Home improvement...............        31    0.01         ---     ---           6    0.01          29   0.03          58    0.06
   Other secured..................     3,689    1.25         942    0.61         788    0.74         ---    ---         ---     ---
   Retail mobile home.............       ---     ---          21    0.01          24    0.02          15   0.02          27    0.02
                                    --------  ------    --------  ------    --------  ------    -------- ------    --------  ------
   Total consumer loans...........     6,292    2.13       1,800    1.17       1,360    1.27         794   0.77         744    0.73
                                    --------  ------    --------  ------    --------  ------    -------- ------    --------  ------
 Commercial business loans........     2,244    0.76       1,056    0.68         525    0.49         ---    ---         ---     ---
                                    --------  ------    --------  ------    --------  -------   -------- ------    --------  ------
    Total other loans.............     8,536    2.89       2,856    1.85       1,885    1.76         794   0.77         744    0.73
                                    --------  ------    --------  ------    --------  ------    -------- ------    --------  ------
    Total loans...................  $295,108  100.00%   $154,556  100.00%   $106,978  100.00%   $103,390 100.00%   $101,233  100.00%
                                    ========  ======    ========  ======    ========  ======    ======== ======    ========  ======

Less:
 Loans in process.................    (5,651)             (2,768)               (954)             (3,225)            (1,061)
 Deferred fees and discounts......      (130)               (538)               (981)             (1,291)            (1,571)
 Allowance for losses.............    (1,716)               (774)               (774)               (774)               (37)
                                    --------            --------            --------            --------           --------
    Total loans receivable, net...  $287,611            $150,476            $104,269            $ 98,100           $ 98,564
                                    ========            ========            ========            ========           ========

         The following table shows the composition of the Company's loan portfolio by fixed and adjustable rates at the dates indicated.



                                                                              December 31,
                                               -------------------------------------------------------------------------
                                                        1996                     1995                      1994
                                               ---------------------    ----------------------    ----------------------
                                                Amount       Percent      Amount       Percent      Amount      Percent
                                               ---------    --------    ---------     --------    ---------    ---------
                                                                                                (Dollars in Thousands)

Fixed-Rate Loans:
-----------------
 Real estate:
  One-to-four family......................     $155,232       52.61%     $111,117        71.89%     $ 89,184       83.37%
  Multi-family............................        5,036        1.71         3,873         2.51         4,194        3.92
  Commercial..............................        9,276        3.14         9,307         6.02         8,463        7.91
  Construction............................        7,649        2.59         5,105         3.30         3,252        3.04
                                               --------      ------      --------        -----      --------      -------
     Total fixed-rate real estate loans...      177,193       60.05       129,402        83.72       105,093       98.24
                                               --------      ------      --------       ------      --------      ------
 Commercial business......................          178         .06           401         0.26           ---         ---
 Consumer.................................        3,642        1.23         1,326         0.86         1,282        1.20
                                               --------      ------      --------       ------      --------      ------
     Total fixed-rate loans.........            181,013       61.34       131,129        84.84       106,375       99.44
                                               --------      ------      --------       ------      --------      ------

Adjustable-Rate Loans
---------------------
 Real estate:
  One-to-four family......................       87,368       29.61        20,145        13.04           ---         ---
  Multi family............................        7,440        2.52           629         0.41           ---         ---
  Commercial..............................       11,255        3.81         1,224         0.79           ---         ---
  Construction............................        3,316        1.12           300         0.19           ---         ---
                                               --------      ------      --------       ------      --------      ------
     Total adjustable-rate real
       estate loans.......................      109,379       37.06        22,298        14.43           ---         ---
                                               --------      ------      --------        -----      --------      -------
 Commercial business.....................         2,066         .70           655         0.42           525        0.49
 Consumer.................................        2,650         .90           474         0.31            77        0.07
                                               --------      ------      --------       ------      --------      ------
     Total adjustable-rate loans..........      114,095       38.66        23,427        15.16           602        0.56
                                               --------      ------      --------       ------      --------      ------
     Total loans..........................      295,108      100.00%      154,556       100.00%      106,978      100.00%
                                               --------      ======      --------       ======      --------      ======

Less:
-----
 Loans in process.........................       (5,651)                   (2,768)                      (954)
 Deferred fees and discounts..............         (130)                     (538)                      (981)
 Allowance for loan losses................       (1,716)                     (774)                      (774)
                                                --------                  -------                    -------
    Total loans receivable, net...........     $287,611                  $150,476                   $104,269
                                               ========                  ========                   ========

                          [RESTUBBED FROM TABLE ABOVE]

                                                                      December 31,
                                                  ---------------------------------------------------
                                                          1993                         1992
                                                  ----------------------       ----------------------
                                                  Amount         Percent       Amount         Percent
                                                  ------         -------       ------         -------


Fixed-Rate Loans:
-----------------
 Real estate:
  One-to-four family......................      $ 86,816          83.97%       $88,916          87.83%
  Multi-family............................         3,466           3.35          2,851           2.82
  Commercial..............................         6,002           5.81          5,411           5.35
  Construction............................         6,312           6.10          2,945           2.91
                                                --------         ------        -------         ------
     Total fixed-rate real estate loans...       102,596          99.23        100,123          98.91
                                                --------         ------        -------         ------
 Commercial business......................           ---            ---            ---            ---
 Consumer.................................           794           0.77            744           0.73
                                                --------         ------        -------         ------
     Total fixed-rate loans.........             103,390         100.00        100,867          99.64
                                                --------         ------        -------         ------

Adjustable-Rate Loans
---------------------
 Real estate:
  One-to-four family......................           ---            ---            308           0.30
  Multi family............................           ---            ---            ---            ---
  Commercial..............................           ---            ---            ---            ---
  Construction............................           ---            ---             58           0.06
                                                --------         ------        -------         ------
     Total adjustable-rate real
       estate loans.......................           ---            ---            366           0.36
                                                --------         ------        -------         ------
 Commercial business.....................            ---            ---            ---            ---
 Consumer.................................           ---            ---            ---            ---
                                                --------         ------        -------         ------
     Total adjustable-rate loans..........           ---            ---            366           0.36
                                                --------         ------        -------         ------
     Total loans..........................       103,390         100.00%       101,233         100.00%
                                                 -------         ======         -------         ======

Less:
-----
 Loans in process.........................        (3,225)                       (1,061)
 Deferred fees and discounts..............        (1,291)                       (1,571)
 Allowance for loan losses................          (774)                          (37)
                                                --------                       -------
    Total loans receivable, net...........      $ 98,100                       $98,564
                                                ========                       =======

         The following schedule illustrates the maturities of the Company's loan portfolio at December 31, 1996. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                               Real Estate
                              ------------------------------------------------
                                                             Multi-family          Commercial business
                                One-to-four family          and Commercial             and Consumer               Total
                              ----------------------    ----------------------     ---------------------    --------------------
                                            Weighted                  Weighted                  Weighted                Weighted
                                             Average                   Average                   Average                 Average
                               Amount         Rate       Amount         Rate        Amount        Rate       Amount       Rate
                              --------      --------    --------      --------     -------      --------    --------     -------
                                                                   (Dollars in Thousands)
  Due During
Periods Ending
 December 31,
 ------------

1997(1)................      $  31,115               %      $9,872             %      $2,554             %    $ 43,541            %
1998...................          6,773                       2,253                       143                     9,169
1999...................          6,963                       3,338                     1,007                    11,308
2000 and 2001..........          6,267                       4,572                     1,471                    12,310
2002 to 2006...........         17,587                       3,678                     3,048                    24,313
2007 to 2016...........         69,281                       9,728                       313                    79,322
2017 and following.....        114,319                         826                       ---                   115,145

----------
      (1)  Includes demand loans and loans having no stated maturity.


         At December 31, 1996, the total amount of loans due after December 31, 1997 which have predetermined interest rates is $173.7 million, while $77.9 million loans due after such dates have floating or adjustable interest rates.

         One-to-Four Family Residential Mortgage and Construction Lending. The Company focuses its lending efforts on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. Residential loan originations of this type are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At December 31, 1996, the Company's one-to-four family residential permanent mortgage loans totalled $242.6 million, or 82.21% of the Company's total gross loan portfolio.

         At December 31, 1996, $155.2 million of the Company's one-to-four family residential mortgage loans, or 52.61% of the Company's total gross loan portfolio, had fixed interest rates. Historically, the Company has offered only fixed-rate loans due to customer demand. For asset/liability management purposes, the Company has recently begun offering adjustable-rate loans. From time to time, the Company may purchase loans secured by one-to-four family residences. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

         The Company currently originates up to a maximum of 30-year, owner occupied one-to-four family residential mortgage loans in amounts up to 97% of the appraised value of the security property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Company's exposure to at or below the 80% loan-to-value level. The Company also offers loans on owner occupied one-to-four family residences in amounts up to 85% of the appraised value of the property without requiring private mortgage insurance. Interest rates charged on these loans are priced on a regular basis according to market conditions. Residential loans do not include prepayment penalties. The Company also originates up to a maximum of 30-year one-to-four family residential loans to nonowner-occupants, with loan-to-value ratios of up to 80%.

         In underwriting one-to-four family residential real estate loans, the Company evaluates, among other things, both the borrower's ability to make monthly payments and the value of the property securing the loan. Currently, most properties securing real estate loans made by the Company are appraised by independent licensed fee appraisers approved by the Board of Directors. In the past, however, the Company has utilized in-house appraisers. The Company requires borrowers to obtain title, fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. In prior years, the Company had accepted title opinions. Real estate loans originated by the Company generally contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale or disposition of the secured property.

         The Company originates a limited number of loans to finance the construction of one-to-four family residences. At December 31, 1996, the Company had loans to finance the construction of one-to-four family residences totaling $9.6 million, or 3.3% of the Company's loan portfolio. Substantially all of these loans are made to individuals who propose to occupy the premises upon completion of construction. Construction loans are generally structured for up to a 30-year term with a six month construction phase, during which the borrower pays interest only. Upon completion of the construction phase, these loans continue as permanent loans of the Company. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

         Multi-Family and Commercial Real Estate Lending. The Company has also engaged in commercial and multi-family real estate lending in its market areas. At December 31, 1996, the Company had $33.0 million of permanent commercial and multi-family real estate loans, which represented 11.2% of the Company's gross loan portfolio. The Company also has $1.4 million in construction loans secured by multi-family and commercial real estate.

         The Company's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, office buildings, strip shopping centers, motels, nursing homes, restaurants and churches located in the Company's market area. Multi-family and commercial real estate loans generally have terms that do not exceed 15 years. Generally, the loans are made in amounts up to 75% of the appraised value of the secured property. The Company analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. Currently, appraisals on properties securing multi-family and commercial real estate loans originated by the Company are performed by independent licensed fee appraisers.

         Construction loans on multi-family and commercial real estate projects are structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 12 months. These construction loans have rates and terms which generally match any permanent multi-family or commercial real estate loan then offered by the Company, except that during the construction phase, the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At December 31, 1996, the Company had $1.4 million of multi-family and commercial real estate construction loans.

         Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from the Company, as well as referrals from existing customers and walk-in customers. The application process includes a submission to the Company of accurate plans, specifications and costs of the project to be constructed/developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

         In addition, the Company from time to time has purchased loans secured by multi-family real estate. The Company, however, purchased no multi-family real estate loans in fiscal 1996.

         Loans secured by commercial and multi-family real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

         Consumer Lending. The Company offers secured consumer loans, including home improvement loans, home equity loans, loans secured by savings deposits and equity securities, and retail mobile home loans. The Company has plans to expand its consumer lending portfolio. The Company currently originates all of its consumer loans in its primary market area. The Company originates consumer loans on a direct basis by extending credit directly to the borrower and on an indirect basis by extending credit through dealers.

         At December 31, 1996, deposit loans were $384,000 or 0.1% of the Company's gross loan portfolio. Home equity loans were $2.6 million or 0.9% of the Company's gross loan portfolio as of that date.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Loans secured by deposit accounts at the Company are currently originated for up to 90% of the account balance with a hold placed on the account restricting the withdrawal of the account balance.

         The underwriting standards employed by the Company for consumer loans, other than loans secured by deposits, include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss, depreciation or fluctuation in value. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1996, all of the Company's consumer loans were performing in accordance with their terms. However, there can be no assurance that delinquencies will not occur in the future.

         Commercial Business Lending. Commercial business loans have been added to the list of the Company's products. The outstanding balance of unsecured commercial lines of credit was $1.2 million as of December 31, 1996. Commercial loans secured other than by mortgage had outstanding balances of $1.0 million as of December 31, 1996. The purpose of these loans will generally be for working capital or expansion of existing businesses. These loans have been priced at prime plus a specified spread, or at the one year constant maturity treasury index plus a specified spread. All of these loans are payable on demand.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property the value of which tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans may be secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Originations, Purchases and Sales of Loans and Mortgage-Backed Securities

         Loan originations are developed from advertising, continuing business with depositors and borrowers, soliciting realtors and builders, walk-in customers and correspondent relationships in other markets. Loans are originated by salaried loan officers, field originators compensated by salary and commission and outside mortgage companies. Loans are underwritten at the main office of the Company and then submitted for approval to the head of the loan department, the chief underwriter and her assistant, the Executive Vice President, Finance, the Executive Vice President, Lending, and the Chief Executive Officer, or the Executive Committee of the Board of Directors, as appropriate, depending on the type and amount of the loan.

         While the Company offers fixed-rate loans and has recently introduced adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment and other factors. In fiscal 1996, the Company originated $32.3 million in fixed-rate loans and $50.8 million in adjustable-rate loans. In order to mitigate the consequences of an almost entirely fixed-rate mortgage portfolio, during 1994, management invested $18.3 million of the proceeds of Springfield's mutual to stock conversion and the Company's initial offering of Common Stock in adjustable-rate obligations. In addition, the Company purchased a total of $10.6 million agency-backed collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduit ("REMIC") investments in fiscal 1995, all of which had adjustable rates. The Company did not purchase any mortgage-backed securities in 1995. All of the CMO and REMIC securities purchased in 1995 were purchased to be held in the Company's available-for-sale portfolio. The Company also purchased $8.8 million of loans in 1995 secured by owner-occupied, one-to-four family residences, most of which had fixed interest rates. The Company has sold $17.8 million fixed rate loans during 1996 and none during the preceding three years.

         The Company also sold $21.8 million in CMO, REMIC and mortgage-backed securities during 1996.

         In periods of economic uncertainty, the ability of financial institutions, including the Company, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings.

         The following table shows the origination, purchase, sale and repayment activities of the Company for the periods indicated.

                                                        Year Ended December 31,
                                                    ----------------------------
                                                      1996      1995      1994
                                                    -------   -------   --------
                                                            (In Thousands)

Originations by type:

Adjustable-rate:
  Construction....................................  $11,256   $   300   $   ---
  Real estate -  one to four family...............   33,075    11,380       ---
              - multi-family......................      357       629       ---
              - commercial........................    2,567     1,224       ---
  Commercial business.............................    1,860       130       525
  Consumer - home equity..........................    1,562       397        77
  Other...........................................      119       ---       ---

Fixed-rate:
  Commercial business.............................      388       457       ---
  Consumer........................................    3,422       430       ---
  Real estate - one-to-four family................   28,029    38,043    20,629
              - multi-family......................      500       584       488
              - commercial........................       60       ---     2,464
                                                   --------   -------   -------
         Total loans originated...................   83,195    53,574    24,183
                                                   --------   -------   -------

Purchases:
Acquisitions:
  Loans...........................................   66,433       ---       ---
  MBS.............................................   20,729       ---       ---
One-to-four family................................   45,236     8,765       ---
Real estate - commercial..........................      ---       ---       ---
            - multifamily.........................      ---       ---       600
Consumer..........................................      ---       ---       824
Mortgage derivative securities....................      ---    10,636     5,342
Mortgage-backed securities........................      ---       ---    15,476
                                                   --------   -------   -------
       Total purchased............................   32,398    19,401    22,242
                                                   --------   -------   -------

Sales and Repayments:
Loans:
  Loan sale.......................................   17,783       ---       ---
  MBS sale........................................   21,770       ---       ---
  MBS payments....................................    7,567       ---       ---
  Loan payments...................................   37,730       ---       ---
Mortgage-backed securities........................      ---       ---       ---
Principal repayments..............................      ---    22,638    28,080
Effect of classification to available-for-sale....      ---      (975)       57
                                                   --------   ------    -------
       Total reductions...........................   84,850    21,663    28,137
                                                   --------   -------   -------
Increase (decrease) in other items, net...........   (2,484)       81     2,466
                                                   --------    -------   -------
        Net increase (decrease)................... $128,259   $51,393   $20,754
                                                   ========   =======   =======

Non-Performing Assets and Classified Assets

         When a borrower fails to make a required payment on real estate secured loans and consumer loans a notice is sent 30 days after payment is due. At 60 days after the payment is due, the Company generally institutes collection procedures by notice and/or telephone. In most cases, delinquencies are cured promptly; however, if a loan secured by real estate or other collateral has been delinquent for more than 90 days, satisfactory payment arrangements must be adhered to or the Company will initiate proceedings for foreclosure or repossession.

         When a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a non-accrual status as long as the loan is 90 days or more delinquent.

         The following table sets forth information concerning delinquent loans at December 31, 1996. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue and are reflected as a percentage of the type of loan category.


                                                    Loans Delinquent For:
                         ---------------------------------------------------------------------------
                               30-59 Days                60-89 Days             90 Days and over
                         ---------------------------------------------------------------------------
                         Number Amount  Percent    Number Amount  Percent    Number Amount  Percent
                         ---------------------------------------------------------------------------
                                                   (Dollars in Thousands)

Real Estate:
  One-to-four family       50   $1,900     .78%      12   $  450     .19%      21   $  768     .32%
  Non-residential ..        1      210    1.02       --       --      --        3    1,266    6.75
  Consumer .........        1        9     .13        4      540    8.05        1       10     .15

         The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. For all periods presented, the Company has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.

                                                         At December 31,
                                        ----------------------------------------------
                                          1996      1995      1994      1993      1992
                                        ----------------------------------------------
                                                     (Dollars in Thousands)
Non-accruing loans:
  One-to-four family ................   $  674    $  579    $   75    $  235    $  312
  Consumer ..........................       10      --        --        --         346
  Commercial real estate ............    1,266      --        --         294      --
                                        ------    ------    ------    ------    ------
     Total ..........................    1,950       579        75       529       658
                                        ------    ------    ------    ------    ------

Accruing loans delinquent more
 than 90 days .......................       94      --        --        --        --

Foreclosed assets ...................       55      --        --        --        --
                                        ------    ------    ------    ------    ------

Total non-performing assets .........   $2,099    $  579    $   75    $  529    $  658
                                        ======    ======    ======    ======    ======
Total as a percentage of total assets      .52%      .25%      .04%      .36%      .44%
                                           ===       ===       ===       ===       ===


         For the year ended December 31, 1996, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $84,000. The Company did not include any interest income on such loans in 1996.

         Non-Performing Assets. Included in the table above in nonaccruing one-to-four family loans at December 31, 1996, were 14 loans secured by single-family residences located in the Company's primary market area. Also included in non-performing assets are one consumer loan and three commercial real estate loans.

         Other Loans of Concern. Not categorized as non-performing assets at December 31, 1996, were $809,000 of potential problem loans. The potential problem loans consisted of 15 single family residences and two commercial loans.

         Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

Assets which do not currently expose the savings bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated "special mention" by management.

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings bank classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. A savings bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the savings bank's District Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1996, the Bank had classified a total of $1.5 million of its assets as substandard, $0 as doubtful and $0 as loss. At December 31, 1996, total classified assets were $2.3 million, or 0.6% of the Bank's assets.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

         Real estate properties acquired through foreclosure are recorded at fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At December 31, 1996, the Company had a total allowance for loan losses of $1.7 million, or 0.6% of loans receivable, net. See Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders filed as Exhibit 13 hereto.

         The following table sets forth an analysis of the Company's allowance for loan losses.


                                            Year Ended December 31,
                                           1996 1995 1994 1993 1992
                                  -----------------------------------------
                                            (Dollars in Thousands)

Balance at beginning of period    $  774    $  774    $774   $  37   $   37
Beginning balance acquisition .      577        --      --      --       --

Charge-offs:
  One-to-four family ..........       34         6      --      --       --

Recoveries ....................       --        --      --      --       --
                                  ------    ------    ----   -----   ------
Net charge-offs ...............       34         6      --      --       --
Additions charged to operations      399         6      --     737       --
                                  ------    ------    ----   -----   ------
Balance at end of period ......   $1,716    $  774    $774   $ 774   $   37
                                  ======    ======    ====   =====   ======
Ratio of net charge-offs during
 the period to average loans
 outstanding during the period       .01%    NM(1)      --%     --%      --%
                                  ======    ======    ====   =====   ======
Ratio of net charge-offs during
 the period to average non-
 performing assets ............     1.66%     2.99%     --%     --%      --%
                                  ======    ======    ====   =====   ======
---------------
(1) Not meaningful.

         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:



                                                                           December 31,
                                                  ------------------------------------------------------------------------
                                                       1996                    1995                     1994
                                                  ------------------------------------------------------------------------
                                                                 Percent                   Percent                 Percent
                                                                of Loans                  of Loans                of Loans
                                                                 in Each                   in Each                 in Each
                                                                Category                  Category                Category
                                                                to Total                  to Total                to Total
                                                  Amount         Loans       Amount        Loans      Amount       Loans
                                                  ------------------------------------------------------------------------
                                                                       (Dollars in Thousands)

One-to-four family..........................      $  636          82.07%     $287           84.93%     $223          83.37%
Multi-family................................         197           4.23        59            2.91        63           3.92
Commercial real estate......................         504           6.96       253            6.81       210           7.91
Consumer....................................          81           2.27        18            1.17        17           1.27
Construction................................          46           3.71        22            3.50        58           3.04
Classified assets...........................         214             --       108              --       128           ----
Commercial..................................          38            .76        21            0.68        12           0.49
Unallocated.................................          --             --         6             --         62             --
                                                  ------         ------     -----          ------      ----         ------
     Total..................................      $1,716         100.00%     $774          100.00%     $774         100.00%
                                                  ======         ======     =====          ======      ====         ======

Investment Activities

         The Banks must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of December 31, 1996, the Banks' liquidity ratios (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was in compliance with applicable regulations. See "Regulation - Liquidity."

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company's asset/liability management policies.

         At December 31, 1996, the Company's cash and interest-bearing deposits in other financial institutions totaled $15.6 million, or 4.0% of total assets. The Company also has a $5.9 million investment in the common stock of the FHLB of Cincinnati in order to satisfy the requirement for membership therein.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At December 31, 1996, the Banks were in compliance with this regulation. See "Regulation - Federal Regulation of Savings Institutions" for a discussion of additional restrictions on the Bank's investment activities.

         In November 1995, the Financial Accounting Standards Board issued a special report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, which provided technical interpretations and guidance relating to the adoption of SFAS No. 115. The guide allowed an enterprise to reassess the appropriateness of the classifications of all securities held at that time and to account for any resulting reclassification at fair value in accordance with SFAS No. 115. One-time reassessments had to be made no later than December 31, 1995. Accordingly, management reclassified approximately $32.1 million of mortgage-backed securities from "held to maturity" to "available for sale" on December 14, 1995, to reflect its intention regarding those investments. See Note 2 to the Notes to Consolidated Financial Statements.

         The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                                 December 31,
                                                 ------------------------------------------------------------------------------
                                                          1996                        1995                    1994
                                                 ------------------------------------------------------------------------------
                                                   Book           % of         Book           % of       Book           % of
                                                  Value          Total        Value          Total      Value          Total
                                                 ------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
Investment Securities:
  U.S. government securities................     $   794           1.50%     $    ---            ---%    $5,884           18.27%
  Federal agency obligations................      35,298          66.79        12,039          45.06     10,015           31.10
                                                 -------         ------      --------         ------    -------          ------
     Subtotal...............................      36,092          68.29        12,039          45.06     15,899           49.37
                                                 -------         ------      --------         ------    -------          ------
FHLB stock..................................       5,862          11.09         1,602           6.00      1,293            4.01
FHLMC stock.................................           3            ---           ---            ---        990            3.07
                                                 -------         ------      --------         ------    -------         -------
     Total investment securities
      and FHLB/FHLMC stock..................      41,957          79.38        13,641          51.06     18,182           56.45
                                                 -------         ------      --------         ------    -------         -------
Average remaining                                   4.78 years                    .24 years                 .56 years
 life of investment securities..............

Other Interest-Earning Assets:
  Interest-bearing deposits with banks......       2,747           5.20        2,000            7.49      1,700            5.28
  Federal funds sold........................       8,148          15.42       11,075           41.45     12,325           38.27
                                                 -------         ------      -------          ------    -------          ------
     Total..................................     $52,852         100.00%     $26,716          100.00%   $32,207          100.00%
                                                 =======         ======      =======          ======    =======          ======
Average remaining life or term to
 repricing of investment securities and
 other interest-earning assets, excluding
 FHLB/FHLMC stock...........................        3.77 years                    .12 years                 .30 years


         The composition and maturities of the investment securities portfolio, excluding FHLB of Cincinnati stock, are indicated in the following table.


                                                                                  December 31, 1996
                                                           ----------------------------------------------------------------------
                                                           Less Than       1 to 5        Over 5
                                                            1 Year          Years         Years       Total Investment Securities
                                                           ----------    ----------    ----------   ------------------------------

                                                           Book Value    Book Value    Book Value   Book Value     Market Value
                                                           ----------    ----------    ----------   ----------     ------------
                                                                              (Dollars in Thousands)

U.S. government securities...........................        $  299        $  495      $     ---      $    794        $    799
Federal agency obligations...........................         1,000         3,898         30,400        35,298          34,842
                                                             ------        ------        -------       -------         -------

Total investment securities..........................        $1,299        $4,393        $30,400       $36,092         $35,641
                                                             ======        ======        =======       =======         =======

Weighted average yield...............................         4. 91%        5.985%         7.325%         6.29%           6.29%




         Mortgage-Backed Securities. The Company had a $36.8 million portfolio of mortgage-backed securities at December 31, 1996, all of which were insured or guaranteed by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). Accordingly, management believes that the Company's mortgage-backed securities are generally more resistant to credit problems than loans, which generally lack such insurance or guarantees. Because these securities represent a passthrough of principal and interest from underlying individual 30-year mortgages, such securities do present prepayment risk. Any such individual security contains mortgages that can be prepaid at any time over the life of the security. In a rising interest rate environment the underlying mortgages are likely to extend their lives versus a stable or declining rate environment. A declining rate environment can result in rapid prepayment. There is no certainty as to the security life or speed of prepayment. The geographic makeup and correlated economic conditions of the underlying mortgages also play an important role in determining prepayment. In addition to prepayment risk, interest rate risk is inherent in holding any debt security. As interest rates rise the value of the security declines and conversely as interest rates decline values rise. Adjustable-rate mortgage-backed securities have the advantage of moving their interest rate within limits with the contractual index used, subject to the risk of prepayment. Interest rate adjustments to $20.9 million of the Company's adjustable-rate mortgage-backed securities are tied to the One Year Constant Maturity Treasury Index. At December 31, 1996, 86.6% of the Company's mortgage-backed securities consisted of adjustable-rate mortgage-backed securities.

         Mortgage-backed securities can serve as collateral for borrowings and, through sales and repayments, as a source of liquidity. For information regarding the carrying and market values of the Company's mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders filed as Exhibit 13 hereto. Under the OTS risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of Government National Mortgage Association securities) in contrast to the 50% risk weight carried by residential loans. (See "Regulation.") Management has purchased mortgage-backed securities in order to supplement loan originations and in 1994 converted a portion of its fixed-rate mortgage-backed securities to adjustable-rate mortgage-backed securities to mitigate the consequences of an entirely fixed-rate mortgage portfolio. The CMO and REMIC securities held by the Company carry certain risks. The principal represented by such securities may be repaid over a longer period than that assumed in management's initial purchase analysis which may hamper certain aspects of the Company's asset/liability management strategy. In addition, these securities have maximum interest rate caps. If and as market interest rate levels approach these caps, the value of the underlying security will decline.

         As of December 31, 1996, the Company held $11.0 million of CMO and REMIC adjustable-rate securities. These securities are tied to the thirty day London Interbank Offered Rate. Management purchased these investments to supplement loan originations and to mitigate the consequences of its predominantly fixed-rate mortgage portfolio.

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at December 31, 1996.


                                    Due in         Due in          Due In Over        December 31, 1996
                                 1 to 3 years   5 to 10 years       10 Years        Balance Outstanding
                                 ------------   -------------      ----------      --------------------

                                                          (In Thousands)

FHLMC..........................       $367           $251             $14,347                 $14,965
FNMA...........................        ---            ---               6,853                   6,853
CMOs and REMICs................        ---            ---              11,028                  11,028
GNMA...........................        ---            ---               3,997                   3,997
                                     -----          -----             -------                --------
                                      $367           $251             $36,225                 $36,843
                                      ====           ====             =======                 =======


Sources of Funds

         General. The Company's primary sources of funds are deposits, borrowings, repayment of loan principal, sales and repayments of mortgage-backed securities, maturing investments in certificates of deposit, and funds provided from operations. Borrowings, consisting of FHLB advances, may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities.

         Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of passbook and statement savings accounts, NOW, and money market fund accounts, and certificate accounts ranging in terms from six months to ten years. The Company only solicits deposits from its market area and does not currently use brokers to obtain deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

         The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. The ability of the Company to attract and maintain certificates of deposit accounts and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Company during the periods indicated. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.


                                                                                Year Ended December 31,
                                                                    ----------------------------------------------
                                                                       1996             1995                1994
                                                                    ---------         --------           ---------
                                                                                (Dollars in Thousands)

Opening balance............................................          $139,129         $117,529            $125,620
Net deposits (withdrawals).................................            80,678(1)        15,359             (12,942)
Interest credited..........................................            13,396            6,241               4,851
                                                                    ---------        ---------           ---------

Ending balance.............................................          $233,203         $139,129            $117,529
                                                                     ========         ========            ========

Net increase (decrease)....................................          $ 94,074        $  21,600           $  (8,091)
                                                                     ========        =========           =========

Percent increase (decrease)................................              67.6%            18.4%              (6.44)%
                                                                         ====             ====            ========

__________________

(1) Net deposit increase is primarily due to the Company's acquisition of Mayflower and Seven Hills during fiscal 1996.


         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.



                                                                       Year Ended December 31,
                                                 -------------------------------------------------------------------------
                                                       1996                      1995                     1994
                                                 -------------------------------------------------------------------------
                                                             Percent                   Percent                  Percent
                                                Amount      of Total      Amount      of Total      Amount     of Total
                                                ------      --------      ------      --------      ------     --------
                                                                       (Dollars in Thousands)
Transactions and Savings Deposits:
----------------------------------
Passbook and Savings Accounts..............      $ 27,981          12.00%    $24,437         17.56%    $28,162       23.96%
NOW Accounts................................       10,074           4.32       4,269          3.07       3,556        3.03
Money Market Accounts.......................       19,664           8.43       7,046          5.07       9,440        8.03
                                                  -------         ------    --------        ------   ---------      ------

Total Non-Certificates......................       57,719          24.75      35,752         25.70      41,158       35.02
                                                 --------         ------    --------        ------   ---------      ------

Certificates:
-------------
 0.00 -  3.49%..............................          971            .42         465           .33       2,656        2.26
 3.50 -  5.49%..............................       45,927          19.70      27,171         19.53      42,145       35.86
 5.50 -  7.49%..............................      121,281          52.00      68,859         49.49      30,903       26.29
 7.50 -  9.49%..............................        7,305           3.13       6,882          4.95         667         .57
                                                 --------         ------    --------        ------  ----------      ------

Total Certificates..........................      175,484          75.25     103,377         74.30      76,371       64.98
                                                 --------         ------    --------        ------   ---------      ------
Total Deposits..............................     $233,203         100.00%   $139,129        100.00%   $117,529      100.00%
                                                 ========         ======    ========        ======    ========      ======

         The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1996.


                                                         0.00-         3.50-         5.50-        7.50-                     Percent
                                                        3.49%         5.49%         7.49%        9.49%         Total        of Total
                                                       -------       -------       -------      -------       -------       --------
                                                                               (Dollars in Thousands)
Certificate accounts maturing
in quarter ending              :
--------------------------------
March 31, 1997...................................         $259       $14,654     $   6,317      $     1     $  21,231         12.10%
June 30, 1997....................................          232        12,580        16,985          ---        29,797         16.98
September 30, 1997...............................          121         5,149        15,204        4,606        25,080         14.29
December 31, 1997................................          129         2,953        32,286        2,154        37,522         21.38
March 31, 1998...................................           19         4,801        13,742          ---        18,562         10.58
June 30, 1998....................................           33         2,627         8,312          ---        10,972          6.25
September 30, 1998...............................           23           972         8,823          ---         9,818          5.59
December 31, 1998................................           16         1,103         6,236           42         7,397          4.22
March 31, 1999...................................           51           453         1,919          ---         2,423          1.38
June 30, 1999....................................           50           282         2,972          121         3,425          1.95
September 30, 1999...............................           17           ---         4,168          ---         4,185          2.38
December 31, 1999................................           21             2         1,864          ---         1,887          1.08
Thereafter.......................................          ---           351         2,453          381         3,185          1.81
                                                          ----       -------      --------       ------      --------         -----

   Total.........................................         $971       $45,927      $121,281       $7,305      $175,484        100.00%
                                                          ====       =======      ========       ======      ========        ======

   Percent of total..............................         0.55%        26.17%        69.11%        4.16%       100.00%
                                                          ====         =====         =====         ====        ======


         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1996.


                                                                      Maturity
                                                  ---------------------------------------------------
                                                                 Over            Over
                                                  3 Months      3 to 6          6 to 12        Over
                                                  or Less       Months          Months       12 months       Total
                                                  -------      --------        --------       --------      --------
                                                                                    (In Thousands)
Certificates of deposit less
 than $100,000..........................          $18,897       $27,339         $55,944        $56,092      $158,272
Certificates of deposit of
 $100,000 or more.......................            2,334         2,458           6,884          5,536        17,212
                                                  -------      --------        --------       --------      --------
Total certificates of deposit...........          $21,231       $29,797         $62,828        $61,628      $175,484
                                                  =======       =======         =======        =======      ========


         Borrowings. Another source of funds includes advances from the FHLB of Cincinnati. As members of the FHLB of Cincinnati, the Banks are required to own capital stock and are authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and includes a range of maturities. The FHLB of Cincinnati may prescribe the acceptable uses to which these advances may be put, as well as limitations in the size of the advances and repayment provisions.

         During the years ended December 31, 1994 and 1993, the Banks utilized FHLB advances to fund 30-year mortgages for asset/liability management purposes and to supplement deposit outflows. During 1995, the Banks utilized a higher level and a wider variety of FHLB advances than it had in the past. These advances were utilized for increased investments and lending. The FHLB advances were secured by the Bank's blanket agreement for advances and security agreement and are not tied to specific investments or loans. Fixed rate advances of $20 million were taken to fund the purchase of callable securities. The remainder of the borrowing was variable-rate or fixed-rate in nature and was intended to fund mortgages.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.


                                                  Year Ended December 31,
                                           ----------------------------------
                                             1996           1995         1994
                                           --------       -------       ------
                                                       (In Thousands)
Maximum Balance:
  FHLB advances........................    $102,602       $31,528       $3,689

Average Balance:
  FHLB advances........................    $ 76,837       $12,985       $2,510


         The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.


                                                          December 31,
                                            ---------------------------------
                                              1996          1995        1994
                                            --------      -------      ------
                                                   (Dollars in Thousands)

FHLB advances...............................$102,602      $31,528      $3,689

Weighted average interest rate of
 FHLB advances..............................5.84%         6.11%        7.03%


Service Corporation Activities

         Savings institutions generally may invest a limited percentage of their assets in service corporations. In addition, federal savings institutions may invest up to 50% of their regulatory capital in conforming loans to their service corporations. In addition to investments in service corporations, federal savings institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which federal savings institutions may engage directly.

         At December 31, 1996, Springfield had a net book value investment of $20,000 in Springfield-Home Community Reinvestment Corporation
("Springfield-Home"), a 50%-owned service corporation, for low income housing lending.

         During fiscal 1996, Springfield Federal created an operating subsidiary known as West Central Financial Services. The focus of this organization will be to generate consumer lending that does not overlap with the Company's current consumer lending. Springfield capitalized the organization with $0.2 million. Additional money to fund loans will be provided as an extension of credit to West Central Financial Services by Springfield.

Competition

         The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions, credit unions and mortgage bankers making loans secured by real estate located in the Company's market areas. The Company competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, and loan fees it charges, and the types of loans it originates.

         The Company attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from other commercial banks, savings associations, credit unions and brokerage firms located in the same communities. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.



                                   REGULATION

General

         Springfield and Mayflower are federally chartered savings associations and Seven Hills is an Ohio-chartered savings institution, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Banks are subject to broad federal regulation, and in Seven Hills' case state regulation, extending to all its operations. The Banks are members of the FHLB of Cincinnati and subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As a savings and loan holding company, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Banks are members of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and their deposits are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Banks.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Institutions

         The OTS has extensive authority over the operations of federal savings institutions. As part of this authority, Springfield and Mayflower are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require an institution to provide for higher general or specific loan loss reserves. All savings associations are subject to a quarterly assessment, based upon the savings association's total assets, to fund OTS operations. Springfield's and Mayflower's OTS assessment for the fiscal year ended December 31, 1996 was $64,000 and $9,000, respectively.

         The OTS also has extensive enforcement authority over all federal savings institution and their holding companies, including the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Springfield and Mayflower are prescribed by federal laws and they are prohibited from engaging in any activities not permitted by such laws. For instance, no savings association may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Banks are in compliance with the noted restrictions.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         As a savings and loan association chartered under the laws of Ohio, Seven Hills is subject to regulation, examination and oversight by the Superintendent of the Ohio Division of Financial Institutions. Because Seven Hills' deposits are insured by the FDIC, Seven Hills also is subject to regulation and examination by the OTS, as its primary federal regulator, and by the FDIC. Seven Hills must file periodic reports with the Ohio Superintendent and the OTS concerning its activities and financial condition. Examinations are conducted periodically by these federal and state regulators to determine whether Seven Hills is in compliance with various regulatory requirements and is operating in a safe and sound manner. Because it accepts federally insured deposits and offers transaction accounts, Seven Hills is also subject to certain regulations issued by the Federal Reserve Board. Seven Hills is a member of the FHLB of Cincinnati.

         Regulatory Capital Requirements. Seven Hills is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth the amount and percentage level of regulatory capital of Seven Hills at December 31, 1996, and the amount by which it exceeds the minimum requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Risk-based (or total) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets.


                                                    At December 30, 1996
                                              --------------------------------
                                                  Amount               Percent
                                              --------------           -------
                                              (In thousands)

Tangible capital.......................          $8,744                 19.07%
Requirement............................             688                  1.5
                                                 ------                 ----
Excess.................................          $8,056                 17.57%
                                                 ======                 ====

Core capital...........................          $8,744                 19.0%
Requirement............................           1,376                  3.0
                                                 ------                 ----
Excess.................................          $7,368                 16.07%
                                                 ------                 =====

Risk-based capital.....................          $8,960                 40.99%
Risk-based requirement.................           1,749                  8.0
                                                 ------                 ----
Excess.................................          $7,211                 32.99%
                                                 ======                 =====


         Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Seven Hills consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for Seven Hills consists of core capital and general valuation allowances) of 8% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Seven Hills does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, through the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure that impact of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of that excess exposure from its total capital when determining its level of risk-based capital. In general, an association with less than $300 million in assets and a risk-based implementation of the interest rate risk component, the OTS may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Seven Hills' capital at December 31, 1996, met the standards for a well-capitalized institution.

         The Ohio Superintendent is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on their asset size cover the cost of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC if such investments or activities are not permissible for a federally chartered savings association. See "Federal Deposit Insurance Corporation." The Ohio Superintendent also has approval authority over any mergers involving or acquisitions of control of Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures and formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio association in conservatorship or receivership.

         In addition to being governed by the laws of Ohio specifically governing savings and Loan associations, Seven Hills is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings and loan associations.

Insurance of Accounts and Regulation by the FDIC

         The Banks are members of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to
 .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $798,000 for Springfield, $271,000 for Mayflower was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Company's results of operations for the year ended December 31, 1996. As a result of the special assessment, the Banks' deposit insurance premiums was reduced based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has promulgated regulations so that the SAIF assessment is equalized with the BIF assessment schedule, effective January 1, 1997, SAIF-insured institutions continue to be subject to a higher FICO assessment. In this regard, the FDIC has imposed a FICO assessment on SAIF-assessable deposits for the first semi-annual period of 1997 equal to
6.48 basis points per $100 of domestic deposits, while the FICO assessment on BIF-assessable deposits for that same period equals 1.30 basis points per $100 of domestic deposits.

Regulatory Capital Requirements

         Federally insured savings association are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1996, the Banks did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. The Banks' subsidiaries are includable subsidiaries.

         At December 31, 1996, Springfield had tangible capital of $30.3 million, or 11.0% of adjusted total assets, which is $26.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         At December 31, 1996, Mayflower had tangible capital of $6.7 million, or 10.2% of adjusted total assets, which is $5.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         At December 31, 1996, Seven Hills had tangible capital of $8.7 million, or 19.1% of adjusted total assets, which is $8.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 1996, the Banks had no intangibles which were subject to these tests. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

         At December 31, 1996, Springfield had core capital equal to $30.3 million, or 11.0% of adjusted total assets, which is $22.0 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         At December 31, 1996, Mayflower had core capital equal to $6.7 million, or 10.2% of adjusted total assets, which is $4.7 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         At December 31, 1996, Seven Hills had core capital equal to $8.7 million, or 19.1% of adjusted total assets, which is $7.4 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, the Banks had no capital instruments that qualify as supplementary capital and $1,170, $318 and $216 of general loss reserves, which was less than 1.25% of risk-weighted assets for Springfield, Mayflower and Seven Hills, respectively.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Banks had no such exclusions from capital and assets at December 31, 1996.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings institution with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On December 31, 1996, Springfield had total capital (as defined above) of $31.4 million (including $30.3 million in core capital and $1,170 of general loss reserves) and risk-weighted assets of $144.3 million; or total capital of 21.8% of risk-weighted assets. This amount was $19.9 million above the 8% requirement in effect on that date.

         On December 31, 1996, Mayflower had total capital (as defined above) of $7.0 million (including $6.7 million in core capital and $318 of general loss reserves) and risk-weighted assets of $36.9 million; or total capital of 19.1% of risk-weighted assets. This amount was $4.1 million above the 8% requirement in effect on that date.

         On December 31, 1996, Seven Hills had total capital (as defined above) of $9.0 million (including $8.7 million in core capital and $218 of general loss reserves) and risk-weighted assets of $21.9 million; or total capital of 41.0% of risk-weighted assets. This amount was $7.2 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Banks may have a substantial adverse effect on the Company's operations and profitability. The Company's stockholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Banks may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity

         All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1996, Springfield, Mayflower and Seven Hills were in compliance with both requirements, with an overall liquid asset ratio of 5.6%, 6.8% and 11.7% and a short-term liquid assets ratio of 4.6%, 2.3% and 10.3%, respectively.

Qualified Thrift Lender Test

         All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1996, the Banks met the test and have always met the test since its effective date.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any institution that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. (See "- Holding Company Regulation.")

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Banks, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Banks. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. Springfield, Mayflower and Seven Hills were examined for CRA compliance in 1994 and received a rating of satisfactory.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Banks include the Company and any company which is under common control with the Banks. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Springfield-Home is not deemed an affiliate; however, the OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation

         The Company is a savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         The Company is a multiple savings and loan holding company (a "multiple holding company"). The activities of a multiple holding company are limited to those few activities specified in the Home Owners' Loan Act (which include providing management services for the subsidiary savings association and conducting an insurance agency) and those activities that the Federal Home Loan Bank Board (the predecessor to the OTS) (the "FHLBB") by order or by regulation approved as of March 5, 1987. The FHLBB approved a number of permissible activities (e.g., data processing services, real estate development and the underwriting of credit life insurance), although these activities are generally not significantly broader than otherwise permissible service corporation activities for a federally chartered savings association.

         In addition, a multiple holding company may engage in activities approved by the Federal Reserve Board for bank holding companies as being "closely related to banking" (e.g., mortgage banking, leasing, data processing and discount securities brokerage), unless the OTS imposes limits on any such activity. The only method by which activities of multiple holding companies may be expanded is if the Federal Reserve Board expands the activities permitted for bank holding companies. Further, the activities of a multiple holding company will be limited to those of a bank holding company if any subsidiary savings association does not qualify as a QTL. See "- Qualified Thrift Lender Test." Within one year of such event, the Company would be required to register as, and would be subject to all restrictions applicable to, a bank holding company. Management believes that the limits imposed on multiple holding companies described above will not have a material adverse affect on the Company's operations.

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured institution. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings institutions in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

Federal Securities Law

         The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, the Banks were in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. (See "--Liquidity.")

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         The Banks are members of the FHLB of Cincinnati, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Banks are required to purchase and maintain stock in the FHLB of Cincinnati. At December 31, 1996, Springfield, Mayflower and Seven Hills had $4.6 million. $.7 million and $.5 million, respectively, in FHLB stock, which was in compliance with this requirement. In past years, the Banks have received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 5.5% and were 7.0% for 1996.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Banks' FHLB stock may result in a corresponding reduction in the Banks' capital.

         For the year ended December 31, 1996, dividends paid by the FHLB of Cincinnati to the Bank totaled $294,000, which constituted a $202,000 increase over the amount of dividends received in 1995.

Federal and State Taxation

         Savings associations that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

         If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four year period.

         Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At December 31, 1996, the 6% and 12% limitations restricted the percentage bad debt deduction available to the Banks.

         In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Banks, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Banks.

         In addition to the regular income tax, corporations, including savings associations such as the Banks, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Banks, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1996, Springfield's, Mayflower's and Seven Hills' Excess for tax purposes totaled approximately $6.2 million, $1.2 million and $1.3 million, respectively.

         The Company files consolidated federal income tax returns with the Banks and its subsidiaries. Savings institutions, such as the Banks, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings institution members of the consolidated group that are functionally related to the activities of the savings institution member.

         The Company has not been audited by the IRS during the last five years.

         Ohio Taxation. The Banks are subject to an Ohio franchise tax based on their net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net taxable value of stock is taxed at a rate of 1.5% for 1996.

         Ohio companies in a consolidated group, including the Company, are subject to an Ohio franchise tax based on the greater of the tax on net worth or the tax on net income, subject to various adjustments and varying rates. Local taxes on property and income will also be imposed in certain jurisdictions.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Executive Officers

         The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. Each executive officer of the Company is also an executive officer of the Bank. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.


              Name              Age     Positions Held with the Company
              ----              ---     -------------------------------

       John T. Heckman          45      Interim President and Chief Executive Officer

       Philip W. Christman      54      Executive Vice President, Mortgage Lending

       Thomas A. Estep          46      Vice President, Treasurer and Chief Financial Officer

       Jerry R.  Mills          53      Vice President - Operations


         The business experience of each executive officer of the Company is set forth below.

         John T. Heckman. Mr. Heckman was named Interim President and Chief Executive Officer of the Company and Springfield in January 1997. He was Executive Vice President, Financial Operations of the Company and Springfield, positions he had held since April 1995. Mr. Heckman had responsibility for all operational areas of banking activity other than mortgage lending. From 1987 to April 1995, Mr. Heckman served as an Assistant Director at the Office of Thrift Supervision.

         Philip W. Christman. Mr. Christman is Executive Vice President, Mortgage Lending of the Company and Springfield, positions he has held since April 1995. As such, he is responsible for all mortgage origination and collection activities. Mr. Christman joined the Bank in November 1994. Immediately prior to joining the Bank he was employed as Mortgage Loan Origination Director at Amerifirst Bank, Xenia, Ohio. Prior to such time, Mr. Christman was an Account Executive at Norwest Mortgage Incorporated, Cincinnati, Ohio.

         Thomas A. Estep. Mr. Estep is Vice President, Treasurer and Chief Financial Officer of the Company and Springfield. He was appointed as Treasurer in 1984 and as Vice President and Chief Financial Officer in 1993. Mr. Estep is responsible for all data processing, accounting and investing functions.

         Jerry R. Mills. Mr. Mills is the Vice President - Operations of the Company and Springfield. He joined the Bank in August 1993. As Vice President - Operations, he directly oversees the loan department and branch operations. From 1987 to 1993, he was branch administrator and office manager of National City Bank, Springfield, Ohio.

Employees

         At December 31, 1996, the Company and its subsidiary had a total of 112 employees, including three part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Properties

         The Company conducts its business at its main office, executive office and the Bank's four branch offices located in its market area. The following table sets forth information relating to each of the Company's offices as of December 31, 1996.

                                                                 Total
                                                               Approximate                    Net Book
                                             Date                Square                       Value at
Location                                   Acquired              Footage                  December 31, 1996
--------                                   --------              -------                  -----------------
                                                                                           (In Thousands)
Main Office:
  28 E. Main Street                        1900                  5,721                          $1,019
  Springfield, Ohio

Branch Offices:
  7601 Dayton Springfield Road             1983                  2,528                              79
  Enon, Ohio

  210 N. Main Street                       1987                  2,369                             381
  New Carlisle, Ohio

  1480 Upper Valley Pike                   1950                  3,777                             439
  Springfield, Ohio

  50 Kahoe Lane                            1993                  2,369                             443
  Yellow Springs, Ohio

  3216 Seajay Drive                        1996                  1,925                             342
  Beavercreek, Ohio

  8370 Colerain Avenue                     1996                  4,800                             473
  Cincinnati, Ohio

  1440 Main Street                         1996                  3,800                             295
  Cincinnati, Ohio

  4860 Hunt Road                           Leased                1,008                             ---
  Cincinnati, Ohio

  6570 Gracely Drive                       1996                  1,200                             199
  Cincinnati, Ohio

         The Company owns all but one of its offices. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1996 was $4.0 million. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto.

         The Company conducts its data processing through a service bureau. The net book value of the data processing and computer equipment utilized by the Company at December 31, 1996 was approximately $107,000.

Item 3.  Legal Proceedings

         The Company and each of its subsidiaries are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of pending proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company, the Bank or its subsidiary in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.


                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related
           Security Holder Matters

         Page 8 of the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Selected Financial Data

         Pages 9 and 10 of the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Pages 11 through 23 of the Company's 1996 Annual Report to Stockholders are herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

         Pages 25 through 57 of the Company's 1996 Annual Report to Stockholders are herein incorporated by reference.

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 1997 (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation"), a copy of which will be filed not later than 120 days after the close of the fiscal year. For information concerning executive officers of the Company who are not also Directors, see "Executive Officers" in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 1997 (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation"), a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 1997 (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation"), a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 1997 (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation"), a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K

         (a) (1)  Financial Statements:

         The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1996, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                                                                           Pages in
                                                                                                             Annual
              Annual Report Section                                                                         Report
              ---------------------                                                                         ------

Consolidated Balance Sheets at
  December 31, 1996 and 1995..........................................................................        25
Consolidated Statements of Income for the Years Ended
  December 31, 1996, 1995 and 1994....................................................................      26 - 27
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1996, 1995 and 1994................................................      28 - 29
Consolidated Statements of Cash Flows for Years Ended
  December 31, 1996, 1995 and 1994....................................................................      30 - 31
Notes to Consolidated Financial Statements............................................................      32 - 57
Independent Auditors' Report..........................................................................        24


         (a) (2)  Financial Statement Schedules:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

     (a) (3)  Exhibits:

                                                         Reference to Prior
Regulation                                               Filing or Exhibit
S-K Exhibit                                               Number Attached
  Number                  Document                             Hereto
-----------               --------                       ------------------
     2          Plan of acquisition, reorganization,            None
                arrangement, liquidation or
                succession
   3 (i)        Certificate of Incorporation                     *
   3 (ii)        Bylaws                                           *
     4          Instruments defining the rights of               *
                security holders, including
                indentures
     9          Voting trust agreement                          None
    10          Material contracts:
                (a)    1995 Stock Option and                     **
                       Incentive Plan
                (b)    Management Recognition Plan               **
                (c)    Employment Agreement with                 **
                       C. William Clark
                (d)    Employment Agreement with                 **
                       Jerry R. Mills
                (e)    Employment Agreement with                 **
                       Thomas A. Estep
                (f)    Employment Agreement with                ***
                       Philip W. Christman
                (g)    Employment Agreement with                ***
                       John T. Heckman
    11          Statement re computation of per                 None
                share earnings
    12          Statements re computation of ratios             None
    13          Annual report to security holders                13
    16          Letter re change in certifying                  None
                accountant
    18          Letter re change in accounting                  None
                principles

                                                             Reference to Prior
Regulation                                                   Filing or Exhibit
S-K Exhibit                                                   Number Attached
  Number                  Document                                 Hereto
-----------     -------------------------------------        ------------------
    21          Subsidiaries of the registrant                       21
    22          Published report regarding matters                  None
                submitted to vote of security holders
    23          Consents of experts and counsel                      23
    24          Power of attorney                                   None
    27          Financial data schedule                              27
    99          Additional exhibits                                 None


----------
*        Incorporated by reference to the Company's Registration Statement
         No. 33-76734.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

         (b)  Reports on Form 8-K:

         On November 14, 1996, the Company filed a current report on Form 8-K reporting the acquisition of Seven Hills. No other reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                    WESTERN OHIO FINANCIAL CORPORATION



Date: March 31, 1997                                                By:  /s/John T. Heckman
                                                                         -----------------------------------------------------
                                                                         John T. Heckman, Interim President and Chief
                                                                         Executive Officer
                                                                         (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:    /s/John T. Heckman                                           By:  /s/David L. Dillahunt
       --------------------------------------------------                -----------------------------------------------------
       John T. Heckman, Interim President and                            David L. Dillahunt, Chairman of
       Chief Executive Officer                                           the Board
       (Principal Executive Officer)

Date:  March 31, 1997                                               Date: March 31, 1997



By:    /s/Howard V. Dodds                                           By:  /s/John E. Field
       --------------------------------------------------                -----------------------------------------------------
       Howard V. Dodds, Director                                         John E. Field, Director

Date: March 31, 1997                                                Date: March 31, 1997



By:    /s/Carl. E. Mumma                                            By:  /s/William N. Scarff
       --------------------------------------------------                -----------------------------------------------------
       Carl. E. Mumma, Director                                          William N. Scarff, Director

Date: March 31, 1997                                                Date: March 31, 1997


By:                                                                 By:
       /s/Jeffrey L. Levine                                              /s/Thomas A. Estep
       --------------------------------------------------                -----------------------------------------------------
       Jeffrey L. Levine, Director                                       Thomas A. Estep, Vice President, Treasurer
                                                                            and Chief Financial Officer
                                                                         (Principal Financial and Accounting Officer)

Date:  March 31, 1997                                               Date: March 31, 1997