Form 10-K/A
period 1996-12-31
WESTERN OHIO FINANCIAL CORP
filed 1997-05-02
CIK 920769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K\A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from                   to
                                        -----------------   -----------------
         Commission file number 0-24120


                       WESTERN OHIO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                              31-1403116
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

                  28 East Main Street
                  Springfield, Ohio                           45501-0719
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES X . NO   .
                                      ---    ---

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

Date:  March 31, 1997                                               Date: May 2, 1997