Form 10-Q
period 1997-03-31
WESTERN OHIO FINANCIAL CORP
filed 1997-05-14
CIK 920769

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended March 31, 1997               Commission File Number 0-24120


                       WESTERN OHIO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                             31-1403116
          --------                                             ----------
 (State of jurisdiction of                                  (I.R.S. Employer
 incorporation or organization)                          Identification Number)



 28 East Main Street, Springfield, Ohio                        45501-0719
 --------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)


                                 (513) 325-4683
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes [X]        No [  ]



As of May 9, 1997 there were 2,319,393 shares of the Registrant's common stock issued and outstanding.

                                      INDEX



                       WESTERN OHIO FINANCIAL CORPORATION
                       ----------------------------------




PART I. FINANCIAL INFORMATION                                         Pages
-----------------------------                                         -----


Item 1.Financial Statements:

           Condensed Balance Sheets . . . . . . . . . . . . . . . .     3

           Condensed Statements of Income . . . . . . . . . . . . .     4

           Condensed Statements of Cash Flows . . . . . . . . . . .     5

           Notes to Condensed Financial Statements . . . . . . . ..     6-7


Item 2.Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . ..     8-13


PART II.   OTHER INFORMATION
--------   -----------------


Item 5. Other Information . . . . . . . . . . . . . . . . . . . . .     13

Item 6. Exhibits and Reports  . . . . . . . . . . . . . . . . . . .     13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

                       WESTERN OHIO FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                                                              March 31,                December 31,
                (Dollars in thousands)                                                           1997                       1996
                -------------------------------------------------------------------------------------------------------------------

                                                ASSETS

                Cash and cash equivalents                                               $           15,851         $        15,611
                Investment securities available for sale, at market value                           34,894                  35,729
                Mortgage-backed securities available for sale, at market value                      35,713                  36,843
                Loans receivable, net of allowance for losses                                      296,681                 287,611
                Real Estate Owned                                                                       56                       -
                Federal Home Loan Bank stock                                                         5,988                   5,862
                Premises and equipment                                                               3,955                   3,954
                Other assets                                                                         3,835                   3,149
                Goodwill                                                                             3,086                   4,006
                -------------------------------------------------------------------------------------------------------------------
                         Total Assets                                                   $          400,059         $       392,765
                ===================================================================================================================
                           LIABILITIES AND STOCKHOLDERS'EQUITY

                Savings deposits                                                        $          238,430         $       233,203
                Advances from the Federal Home Loan Bank of Cincinnati                             106,283                 102,602
                Other liabilities                                                                    1,687                   2,912
                -------------------------------------------------------------------------------------------------------------------
                                   Total Liabilities                                               346,400                 338,717
                -------------------------------------------------------------------------------------------------------------------
                Stockholders' equity:
                Common stock                                                                            26                      26
                Additional paid-in capital                                                          41,142                  41,158
                Unrealized gain on securities available for sale,
                  net of income taxes                                                                 (716)                   (242)
                Deferred management recognition plan expense                                          (703)                   (764)
                Unallocated shares held by employee stock ownership plan                            (1,726)                 (1,785)
                Treasury stock; 212,914 and 157,914 shares at cost respectively                     (7,379)                 (7,579)
                Retained earnings (substantially restricted)                                        23,015                   23,234
                -------------------------------------------------------------------------------------------------------------------
                                   Total Stockholders' Equity                                       53,659                   54,048
                -------------------------------------------------------------------------------------------------------------------
                          Total Liabilities and Stockholders' Equity                               400,059                  392,765

                ===================================================================================================================
                See Notes to Consolidated Financial Statements.


                       WESTERN OHIO FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                 For the Quarter Ended
                                                                                      March 31,
              (Dollars in thousands except per share amounts)                   1997             1996
              -----------------------------------------------------------------------------------------
              Iterest Income:
               Interest and fees on loans                                 $      5,696    $       3,218
               Interest and dividends on investment securities                     691              480
               Interest on mortgage-backed securities                              602              771
               Other interest income                                               125               36
              -----------------------------------------------------------------------------------------
                 Total interest income                                           7,114            4,505
              -----------------------------------------------------------------------------------------
              Interest expense:
               Interest on deposits                                              2,936            1,795
               Interest on borrowings                                            1,495              597
              -----------------------------------------------------------------------------------------
                 Total Interest expense                                          4,431            2,392
              -----------------------------------------------------------------------------------------
              Net interest income                                                2,683            2,113
              Provision for losses on loans and securities                          67               80
              -----------------------------------------------------------------------------------------
              Net interest income after provision for losses                     2,616            2,033

              (Gain on sale of investments                                          41                -

              Other income                                                         226               23

              Other expense                                                     (2,323)          (1,576)
              -----------------------------------------------------------------------------------------
               Income before income tax expense                                    560              480

              Income tax expense                                                   228              200
              -----------------------------------------------------------------------------------------
               Net Income                                                  $       332    $         280
              =========================================================================================
              Earnings per common
               and common equivalent share                                 $      0.14    $        0.12
              ========================================================================================
              See Notes to Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     For the Quarter Ended
                                                                                                            March 31,
              (Dollars in thousands)                                                                 1997               1996
              ---------------------------------------------------------------------------------------------------------------
              Cash flows from operating activities                                                   (312)      $        736
              ---------------------------------------------------------------------------------------------------------------
              Cash flows from investing activities:
               Federal Horne Loan Bank Stock:
                 Purchases                                                                            (25)
               Loans:
                 Originations                                                                     (19,403)           (21,149)
                 Collections                                                                        9,325              8,225
                 Sales                                                                              1,110
               Mortgage-backed securities:
                 Purchases
                 Collections                                                                          934              2,258
               Investment securities:                                                                                      -
                 Purchases                                                                         (1,001)           (21,706)
                 Maturities                                                                         1,300              2,000
                 Sales                                                                                  -                  -
               Property and equipment:
                 Additions                                                                           (163)              (197)
                 Sale proceeds                                                                        158

               Investment in subsidiary                                                                                  899
              ----------------------------------------------------------------------------------------------------------------
                      Net cash provided by investing activities                                    (7,765)           (29,670)
              ----------------------------------------------------------------------------------------------------------------
              Cash flows from financing activities:                                                                        -
               Net increase (decrease) in savings deposits                                          5,249              2,129
               Net decrease in advances from borrowers for taxes and insurance                       (194)
               MRP stock repurchase                                                                     -
               Dividends paid                                                                        (580)              (618)
               Stock options, net                                                                     163             (1,292)
               Advances from Federal Home Loan Bank                                                                   33,489
                 Net Borrowings                                                                    10,600
                 Repayments                                                                        (6,921)
              ----------------------------------------------------------------------------------------------------------------
                      Net cash provided (used) by financing activities                              8,317             33,708
              ----------------------------------------------------------------------------------------------------------------
              Net Increase (decrease) in cash and cash equivalents                                    240              4,774

              Cash and cash equivalents:
               Beginning                                                                           15,611             17,605
              ----------------------------------------------------------------------------------------------------------------
               Ending                                                                              15,851             22,379
              ================================================================================================================
              See Notes to Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements

1.        Principles of consolidation:

         The financial statements for 1997 are presented for Western Ohio Financial Corporation (the "Company") and its wholly-owned subsidiaries, Springfield Federal Savings Bank ("Springfield"), Mayflower Federal Savings Bank ("Mayflower") and Seven Hills Savings Association ("Seven Hills"). The statements of financial condition for the three months ended March 31, 1997, are for the Company, Springfield, Mayflower, and Seven Hills. The statements of income for the three months ended March 31, 1997, are for the Company, Springfield, Mayflower, and Seven Hills. The Corporation acquired Mayflower on March 29, 1996 and Seven Hills on November 12, 1996. The statements of income for the first three months of 1996 include the Company's, Springfield's, and Mayflower's operations.

2.       Basis of presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1996. The financial data and results of operations for periods presented may not necessarily reflect the results to be anticipated for the entire year.

3.       Change in accounting principle:

         The Corporation has adopted the provisions of Statement of Position
         (SOP) No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants. As a result, ESOP compensation expense for contributions to the ESOP will be measured by the average market value of the shares during the period for which they are committed to be released and, in the calculation of earnings per share, ESOP shares that have not been committed to be released are not considered outstanding. As of March 31, 1997 the Corporation had released 37,195 shares to the ESOP. As of that date, the company is committed to release an additional 3,720 shares as the result of repayment of the internally financed loan made for the initial acquisition of the 148,781 shares held by the ESOP.

         On January 31, 1995, the stockholders approved at a special meeting the Management Recognition Plan. This plan specified that 105,800 shares of common stock be made available for award to the Board of Directors and executive officers. The shares allocated will become vested over five years. The expenses for the first three months of 1997 include three months' amortization of the cost of allocated shares based upon the market value at the date of the award.

4.       Earnings per common and common equivalent share:

         Earnings per common and common equivalent share are calculated by dividing net income by the weighted average number of common shares including the effect of options outstanding. The weighted average number of common shares giving effect to options outstanding during the three months ended March 31, 1997, was 2,342,302.

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

         In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 122, Accounting for Mortgage Servicing Rights. This statement requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained would allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair value. SFAS No. 122 is effective for fiscal years beginning after December 31, 1995. A sale of loans which had not been originated for sale took place in November 1996. The servicing rights were valued in accordance with SFAS No. 122.

         In October 1995, FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure the compensation cost of all employee stock compensation plans based on the estimated fair value of awards at the date they are granted. Companies are, however, allowed to continue to measure compensation costs for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to retain their existing accounting method are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share as if SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995. Companies are required, however, to disclose information for awards granted in their first fiscal year ending after December 15, 1994. Management has not completed an analysis of the potential effects of SFAS No. 123 on its financial condition of results or operations.

         In June 1996, FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The standards are based on a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and ceases recognizing liabilities when they have been extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 supersedes SFAS No.
         122. SFAS No. 125 is effective for transactions occurring after December 31, 1996. Management does not expect an impact from adoption of SFAS No. 125.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

         Western Ohio Financial Corporation ("the Company") is the holding company of Springfield Federal Savings Bank ("Springfield"), Mayflower Federal Savings Bank ("Mayflower") and Seven Hills Savings Association ("Seven Hills"). Consolidated assets of the Company totaled $400.1 million at March 31, 1997, an increase of $7.3 million from the December 31, 1996, total of $392.8 million. The primary funding sources for the increase in assets was an increase in savings deposits of $5.2 million and an increase in Federal Home Loan Bank advances of $3.7 million. Management believes the Company needs to increase its asset size prudently in order to achieve a better rate of return on its equity.

         On March 29, 1996, the Company acquired Mayflower. Each share of Mayflower Financial Corporation was exchanged for $28.50 cash, resulting in an approximate $10.0 million aggregate transaction. Mayflower had total assets of $53.8 million as of March 31, 1996 following its acquisition by the Company. The $53.8 million in total assets included core deposit goodwill of $0.9 million and other goodwill of $2.4 million. The planned amortization of goodwill for 1997 will be $187,000.

         On November 12, 1996, the Company acquired Seven Hills. Each share of Seven Hills Financial Corporation was exchanged for $19.69782 cash, resulting in an approximate $10.5 million aggregate transaction. Seven Hills had total assets of $45.9 million as of the date of acquisition. The core deposit goodwill was $0.9 million and the planned amortization of goodwill for 1997 will be $146,000.

         Loans receivable increased $9.1 million during the three months ended March 31, 1997, rising to $296.7 million from $287.6 million on December 31, 1996. The increase in loans is primarily the result of the aggressive lending on the part of Springfield that resulted in $19.4 million in originations offset by $9.3 million in repayments and $1.1 million in loan sale. Management anticipates that it will continue its aggressive marketing of loans.

         Cash and cash equivalents increased by $240,000 to $15.9 million on March 31, 1997, from $15.6 million on December 31, 1996. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions.

         Investment securities available for sale decreased $835,000 or 2.3% from $35.7 million at December 31, 1996, to $34.9 million on March 31, 1997. The decrease is the result of principal payments in addition to the maturity of a $300,000 investment.

         The Company's mortgage-backed securities available for sale decreased by $1.1 million or 3.1% from $36.8 million on December 31, 1996, to $35.7 on March 31, 1997 million. This was due to principal repayments on existing mortgage-backed securities available for sale. A portion of these securities is often referred to as derivatives. The derivative securities are all adjustable rate in nature and were not "high risk" securities under the criteria set forth by the Federal Financial Institutions Examination Council ("FFIEC").

         The investment in the stock of the Federal Home Loan Bank of Cincinnati increased by $126,000 from $5.9 million at December 31, 1996, to $6.0 million at March 31, 1997. The increase is due primarily to the stock dividends paid by the Federal Home Loan Bank which approximately was 7.0%. This investment is dictated by an institution's membership in the Federal Home Loan Bank and is a factor of the institution's borrowings and total assets. Currently, dividends on such stock are paid primarily in the form of additional shares of stock.

         Other assets increased by $686,000 over the three months ended March 31, 1997, primarily due to the increase in prepaid franchise tax and other prepaid expenses.

         Deposits increased by $5.2 million during the three months ended March 31, 1997. This increase is generally due to Springfield's aggressive attempt to increase deposits. Management believes that both the Springfield, Mayflower, and Seven Hills need to fund a large portion of their asset growth through growth in their depositor base.

         Advances from the Federal Home Loan Bank of Cincinnati increased by $3.7 million or 3.6% as the result of additional borrowings. These borrowings were used to fund the increase in loans in the first quarter of 1997. The advances are fixed and variable rate advances utilized by the banks.

         Other liabilities decreased $1.2 million from $2.9 million on December 31, 1996, to $1.7 million on March 31, 1997. This decrease is due to a decrease in escrow holdings as the first half property taxes were paid in the first quarter of 1997. In addition, payments continue to be made to complete the purchase of Mayflower and Seven Hills stock.

         Total stockholders' equity decreased $389,000 from $54.0 million at December 31, 1996, to $53.7 million at March 31, 1997. This decline is primarily due to a decrease in the unrealized gain on securities held for sale.

         The Company has not experienced significant loan losses upon which management can base its allowance for loan losses. It has however, established a methodology that applies a factor to each of its types of lending in seeking to establish objectively an allowance for loan and lease losses. Based upon the March 31, 1997 composition of its loan portfolio, the company's provision was increased $67,000. Management feels that this total provision is adequate given the low loan losses experienced.

         As of March 31, 1997, the Company had commitments to make $.8 million of residential loans and no nonresidential mortgage loans. It is expected that these loans will be funded within 30 days. The Company also had $5.4 million in commitments to fund loans on residential properties under construction. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $0.6 million and unused home equity lines of credit were $3.9 million. Commitments to originate nonmortgage loans total $0.5 million.

CAPITAL RESOURCES AND LIQUIDITY OF SPRINGFIELD FEDERAL SAVINGS BANK
-------------------------------------------------------------------

         The Office of Thrift Supervision (OTS) has three minimum regulatory capital standards for savings associations. During the three months ended March 31, 1997, the Bank continued to comply with all three requirements. The following is a summary of the Bank's approximate regulatory capital position, in dollars (millions) and as a percentage of regulatory assets, at March 31, 1997.

                        Actual          Required           Excess
                        ------          --------           ------

Tangible Capital    $30.6   10.8%    $4.3     1.5%     $26.3     9.3%

Core Capital        $30.6   10.8%    $8.6     3.0%     $22.0     7.8%

Risk-Based Capital  $31.8   20.6%   $12.3     8.0%     $19.5    12.6%


         Federal regulations require the Bank to maintain an average daily balance of liquid assets equal to at least 5%, and an average daily balance of short-term liquid assets equal to at least 1%, of the average daily balance of its net withdrawable accounts plus short-term borrowings for the preceding calendar quarter. Liquidity is measured by cash and certain investments that are not committed, pledged, or required to liquidate specific liabilities. The following is a summary of the Bank's regulatory liquidity and short-term liquidity ratios.

                 March 31,       December 31,     September  30,     June 30,
                   1997             1996                1996           1996
                   ----             ----                ----           ----
Liquid Assets      5.3%             5.6%                5.3%            3.3%

Short-term Assets  4.3%             4.6%                5.3%            3.3%


         The above tables pertain only to Springfield. The resources of the Corporation are not considered in meeting the above requirements.

CAPITAL RESOURCES AND LIQUIDITY OF MAYFLOWER FEDERAL SAVINGS BANK
-----------------------------------------------------------------

                         Actual          Required          Excess
                         ------          --------          ------

Tangible Capital     $6.9    10.5%    $1.0     1.5%    $5.9     9.0%

Core Capital         $6.9    10.5%    $2.0     3.0%    $4.9     7.5%

Risk-Based Capital   $7.1    19.3%    $3.0     8.0%    $4.2     11.3%


                     March 31,    December 31,    September 30,    June 30,
                       1997          1996             1996           1996
                       ----          ----             ----           ----
Liquid Assets          6.8%          6.8%              5.7%           6.6%

Short-term             2.3%          2.3%              1.3%           1.2%
Assets


         The above tables pertain only to Mayflower. The resources of the Corporation are not considered in meeting the above requirements.

       CAPITAL RESOURCES AND LIQUIDITY OF SEVEN HILLS SAVINGS ASSOCIATION
       ------------------------------------------------------------------

                        Actual            Required            Excess
                        ------            --------            ------

Tangible Capital     $8.8   19.2%       $.70   1.5%        $8.1    17.8%

Core Capital         $8.8   19.2%       $1.4   3.0%        $7.5    16.2%

Risk-Based Capital   $9.0   40.4%       $1.8   8.0%        $7.3    32.4%


                     March 31,      December 31,  September 30,   June 30,
                       1997            1996          1996           1996
                       ----            ----          ----           ----


 Liquid Assets        9.4%             11.7%         8.1%           6.7%

 Short-term Assets    9.3%             10.3%         6.5%           5.1%

RESULTS OF OPERATIONS
---------------------


General
-------

         For the three months ended March 31, 1997, net income increased by $52,000 compared to the three months ended March 31, 1996. The largest factor in the increase was the increase of fees collected on the new checking account program that Springfield initiated in the fall of 1996. This program also generated an increase in other saving related service fees. Interest income, interest expense, other income and other expense all increased due to the acquisitions of Mayflower and Seven Hills.

Interest Income
---------------

         For the three months ended March 31, 1997, interest income increased by $2.6 million compared to the three months ended March 31, 1996, from $4.5 million to $7.1 million. Interest and fees on loans increased by $2.5 million for the three months ended March 31, 1997, compared to the three months ended March 31, 1996. This is due primarily to the higher outstanding balances which are attributable to the acquisitions of Mayflower and Seven Hills. Interest and dividends on investment securities increased $211,000 during the three months ended March 31, 1997 over the three months ended March 31, 1996. Interest on mortgage-backed securities decreased $169,000 mostly as a result of the sale of approximately $21.0 million in mortgage backed securities in July 1996. This was in part offset by the acquisitions of Mayflower and Seven Hills and the inclusion of their mortgage backed securities.

Interest Expense
----------------

         Interest expense increased by $2.0 million, from $2.4 million for the three months ended March 31, 1996, as compared to $4.4 million for the three months ended March 31, 1997. The increase was primarily due to the increased balances in both savings and borrowings related to the two acquisitions. In addition, the level of borrowing from the Federal Home Loan Bank increased in order to allow for the expanded lending volume. Management has aggressively marketed its deposit programs to provide funds for planned asset growth. The interest on borrowings increased $898,000 from $597,000 for the three months ended March 31, 1996, to $1.5 million for the three months ended March 31, 1997. These borrowings allowed expanded lending. These borrowings are both fixed and adjustable rate in nature.

Net Interest Income
-------------------

         Net interest income increased by $570,000 to $2.7 million for the three months ended March 31, 1997, as compared to $2.1 million for the three months ended March 31, 1996. This expansion is primarily due to an increase in the total interest-bearing assets again attributable to the acquisitions of Mayflower and Seven Hills.

Allowance for Loan and Lease Losses
-----------------------------------

         There was a $67,000 addition to the provision for loan and lease losses during the first three months of 1997. As discussed in the financial condition section, factors have been established that provide for an objective evaluation of the allowance for loan and lease losses based upon the portfolio composition and levels of classified assets.

Gain on Sale of Loans
---------------------

         There was a $41,000 gain on sale of loans during the three month period ended March 31, 1997. This gain was on the sale of loans sold with servicing released. There was no gain on loans in the period ending March 31, 1996.

Other Income
------------

         Other income increased from $23,000 for the three months ended March 31, 1996, to $226,000 for the three months ended March 31, 1997. This increase is related to increased efforts to generate service fees by Springfield with the new checking account program. Management is actively taking steps to increase this area of income generation.

Other Expense
-------------

         Total other expense increased by $747,000, from $1.6 million for the three month period ended March 31, 1996, compared to $2.3 million for the three month period ended March 31, 1997. An increase in staffing due to the expansion of the Company as well as increased salaries and benefits to employees were the primary reasons for the rise in total other expenses for the three month period ended March 31, 1997. Other major factors include increases in office building expenses, equipment, advertising, federal insurance premiums and depreciation in relation to costs generated with the expanded activities of the Company.

Income Tax Expense
------------------

         Income tax expense increased $28,000 in the period ended March 31, 1997, as a result of changes in earnings before taxes.

                                    PART II
                                    -------

Item 5. Other Information
-------------------------

         C. William Clark, Chief Executive Officer of Western Ohio Financial Corporation, Springfield Federal Savings Bank and Seven Hills Savings Association passed away on January 5, 1997. John T. Heckman was appointed and served as Interim Chief Executive Officer of Western Ohio Financial Corporation and Springfield Federal Savings Bank from the date of Mr. Clark's death through May 6, 1997. On May 2, 1997, Western Ohio Financial Corporation announced the appointment of John W. Raisbeck as the new President and Chief Executive Officer of both Western Ohio Financial Corporation and Springfield Federal Savings Bank. Mr. Raisbeck brings a wealth of commercial banking experience and knowledge to the firm. He has extensive experience in mergers, acquisitions, and consolidations at both large and small institutions.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         a) Exhibit 27 Financial data schedule

         b) None

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WESTERN OHIO FINANCIAL CORPORATION
                                      Registrant



Date:
      --------------------------     ----------------------------------------
                                      John W. Raisbeck, President
                                      and Chief Executive Officer
                                      (Duly Authorized Officer)





Date:
     ---------------------------    ------------------------------------------
                                    Thomas A. Estep, Vice President,
                                    Treasurer and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)