Form 10-Q
period 1997-06-30
WESTERN OHIO FINANCIAL CORP
filed 1997-08-14
CIK 920769

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended June 30, 1997 Commission File Number 0-24120


                       WESTERN OHIO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


                 Delaware                          31-1403116
     ------------------------------          ----------------------
        (State of jurisdiction of               (I.R.S. Employer
     incorporation or organization)          Identification Number)

     28 East Main Street, Springfield, Ohio           45501-0719
    ----------------------------------------          ----------
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


                                 Yes [X] No [ ]



As of June 30, 1997 there were 2,221,746 shares of the Registrant's common stock issued and outstanding.

                                      INDEX

                       WESTERN OHIO FINANCIAL CORPORATION
                       ----------------------------------


PART I.FINANCIAL INFORMATION
----------------------------

Item 1.Financial Statements:


    Condensed Balance Sheets ........................................   3

    Condensed Statement of Income....................................   4

    Condensed Statements of Cash Flows...............................   5

    Notes to Condensed Financial Statements..........................   6-7

Item 2.Management's Discussion and Analysis of
    Financial Condition and Results of Operations....................   8-13

PART II.OTHER INFORMATION

Item 5.Other Information.............................................   14

    Signatures.......................................................   15

                       WESTERN OHIO FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)



                                                                           June, 30                 December 31,
(Dollars in thousands)                                                       1997                      1996
-----------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                  $ 12,551                  $ 15,611
Investment securities available for sale, at market value                    36,548                    35,729
Mortgage-backed securities available for sale, at market value               24,112                    36,843
Loans receivable, net of allowance for losses                               305,367                   287,611
Real Estate Owned                                                                56                        -
Federal Home Loan Bank stock                                                  6,240                     5,862
Premises and equipment                                                        4,009                     3,954
Other assets                                                                  3,904                     3,149
Goodwill                                                                      3,705                     4,006
-----------------------------------------------------------------------------------------------------------------
     Total Assets                                                          $396,492                  $392,765
=================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                                           $240,083                  $233,203
Advances from the Federal Home Loan Bank of Cincinnati                      100,384                   102,602
Other liabilities                                                             1,348                     2,912
-----------------------------------------------------------------------------------------------------------------
          Total Liabilities                                                 341,815                   338,717
-----------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Common stock                                                                     26                        26
Additional paid-in capital                                                   41,068                    41,158
Unrealized gain on securities available for sale,
 net of income taxes                                                            (98)                     (242)
Deferred management recognition plan expense                                   (641)                     (764)
Unallocated shares held by employee stock ownership plan                     (1,666)                   (1,785)
Treasury stock; 307,107 and 307,072 shares at cost respectively              (6,954)                   (7,579)
Retained earnings (substantially restricted)                                 22,942                    23,234
-----------------------------------------------------------------------------------------------------------------
          Total Stockholders' Equity                                          54,677                    54,048
-----------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                             $396,492                  $392,765
=================================================================================================================

See Notes to Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                            For the Quarter Ended  For the Six Months Ended
                                                                     June 30                June 30
(Dollars in thousands except per share                          1997      1996         1997         1996
------------------------------------------------------------------------------------------------------------
Interest Income:
 Interest and fees on loans                                 $  6,044    $  4,314     $ 11,740    $  7,532
 Interest and dividends on investment                          1,119       1,074        1,811       1,434
 Interest on mortgage-backed securities                           73         363          675       1,134
 Other interest income                                           178         117          303         273
-------------------------------------------------------------------------------------------------------------
  Total interest income                                        7,414       5,868       14,529      10,373
-------------------------------------------------------------------------------------------------------------
Interest expense:
 Interest on deposits                                          3,033       2,327        5,969       4,122
 Interest on borrowings                                        1,515       1,135        3,010       1,732
-------------------------------------------------------------------------------------------------------------
  Total Interest expense                                       4,548       3,462        8,979       5,854
-------------------------------------------------------------------------------------------------------------
Net interest income                                            2,866       2,406        5,550       4,519
Provision for losses on loans and securities                      43          64          109         144
-------------------------------------------------------------------------------------------------------------
Net interest income after provision for losses                 2,823       2,342        5,441       4,375

Gain on sale of investments                                        17          -            57          -

Other income                                                     115         131          381         154

Other expense                                                 (2,226)     (1,937)      (4,549)     (3,513)
-------------------------------------------------------------------------------------------------------------
 Income before income tax expense                                729         536        1,330       1,016

Income tax expense                                               277         184          505         384
-------------------------------------------------------------------------------------------------------------
 Net Income                                                 $    452    $    352     $    825    $    632
=============================================================================================================
Earnings per common
 and common equivalent share                                $   0.20    $   0.15     $   0.38    $   0.27
=============================================================================================================

See Notes to Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the Six Months Ended
                                                                               June 30
 (Dollars in thousands)                                                   1997         1996
----------------------------------------------------------------------------------------------
 Cash flows from operating activities                                   $   (697)    $  1,416

 Cash flows from investing activities:
  Federal Home Loan Bank Stock:
   Purchases                                                                (167)     (2,583)
  Loans:
   Originations                                                          (36,534)    (64,344)
   Purchases                                                              (4,405)          -
   Collections                                                            21,571      18,051
   Sales                                                                   1,706           -
  Mortgage-backed securities:
   Purchases                                                                   -           -
   Collections                                                             2,160       5,679
   Sales                                                                  10,684           -
  Investment securities:
   Purchases                                                              (2,001)    (20,500)
   Maturities                                                              1,300       2,420
   Sales                                                                       -           -
  Property and equipment:
   Additions                                                                (301)       (252)
   Sale proceeds                                                             158           -
  Investment in subsidiary                                                    -       (8,754)

      Net cash provided by investing activities                           (5,829)    (70,283)
----------------------------------------------------------------------------------------------
 Cash flows from financing activities:
  Net increase (decrease) in savings deposits                              6,924       6,490
  Net decrease in advances from borrowers for taxes and insurance           (530)          -
  SOP stock repurchase                                                         -      (2,356)
  Treasury stock repurchase                                                 (206)          -
  Dividends paid                                                          (1,171)     (1,210)
  Stock options, net                                                         671          -
  Advances from Federal Home Loan Bank:
   Net borrowings                                                         31,040      66,650
   Repayments                                                            (33,262)    (12,121)
----------------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities                     3,466      57,453
----------------------------------------------------------------------------------------------
 Net Increase (decrease) in cash and cash equivalents                     (3,060)    (11,414)

 Cash and cash equivalents:
  Beginning                                                               15,611      17,605
----------------------------------------------------------------------------------------------
  Ending                                                                $ 12,551    $  6,191
==============================================================================================

 See Notes to Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements

1. Principles of consolidation:
   ----------------------------

   The financial statements for 1997 are presented for Western Ohio Financial Corporation (the "Company") and its wholly-owned subsidiaries, Springfield Federal Savings Bank ("Springfield"), Mayflower Federal Savings Bank ("Mayflower"), and Seven Hills Savings Association ("Seven Hills"). The
   statements of    financial condition for the six months ended June, 30 1997, are for the Company, Springfield, Mayflower and Seven Hills. The Company acquired Mayflower on March 29, 1996 and Seven Hills on November 12, 1996. The statements of income include the operations of the Company, Springfield, Mayflower and Seven Hills for the first six months of 1997. The statements of income for the first six months of 1996 include the Company and Springfield, and the operations of Mayflower for the period March 30, 1996 through June 30, 1996.

2. Basis of presentation:
   ----------------------

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1996. The financial data and results of operations for periods presented may not necessarily, reflect the result to be anticipated for the entire year.

3. Change in accounting principle:
   -------------------------------

   The Corporation has adopted the provisions of Statement of Position (SOP) No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants. As a result, ESOP compensation expense for contributions to the ESOP will be measured by the average market value of the shares during the period for which they are committed to be released and, in the calculation of earnings per share, ESOP shares that have not been committed to be released will not be considered outstanding. As of June 30, 1997 the Corporation had released 37,195 shares to the ESOP. At June 30, 1997, the Corporation is committed to release an additional 7,439 shares as the result of repayment of the internally-financed loan made for the initial acquisition of the 148,781 shares held by the ESOP.

   On January 31, 1995, the stockholders approved at a special meeting the Management Recognition Plan. This plan specified that 105,800 shares of common stock be made available for award to the Board of Directors and executive officers. The shares allocated will become vested over five years. The first six months of 1997 expenses include six months amortization of the cost of allocated shares based upon average market value.

4. Earnings per common and common equivalent share:
   ------------------------------------------------

   Earnings per common and common equivalent share is calculated by dividing net income by the weighted average number of common shares including the effect of options outstanding. The weighted average number of common shares giving effect to options outstanding during the three and six month period ended June 30, 1997 were 2,223,014 and 2,211,926 respectively. The weighted average number of common shares giving effect to options outstanding during the three and six month period ended June 30, 1996 were 2,342,302 and 2,363,195 respectively.

5. Recent accounting pronouncements
   --------------------------------

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

   In October 1995, FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure the compensation cost of all employee stock compensation plans based on the estimated fair value of awards at the date they are granted. Companies are, however, allowed to continue to measure compensation costs for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to retain their existing accounting method are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share as if SFAS No. 123 was effective for transactions entered into during fiscal years that begin after December 15, 1995. Companies are required, however, to disclose information for awards granted in their first fiscal year ending after December 15, 1994. Management has not completed an analysis of the potential effects of SFAS No. 123 on its financial condition of results or operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

         Western Ohio Financial Corporation ("the Company") is the holding company of Springfield Federal Savings Bank ("Springfield"), Mayflower Federal Savings Bank ("Mayflower"), and Seven Hills Savings Association ("Seven Hills"). Consolidated assets of the company totaled $396.5 million at June 30, 1997, an increase of $3.7 million from the December 31, 1996, total of $392.8 million. The primary funding source for the increase in assets was an increase in savings deposits of $6.9 million less a decrease in Federal Home Loan Bank advances of $2.2 million.

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

         Loans receivable increased $17.8 million during the six months ended June 30, 1997, rising to $305.4 million from $287.6 million on December 31, 1996. The increase in loans is primarily the result of the origination efforts on the part of Springfield that resulted in $41.1 million in originations and purchases offset by repayments of $21.6 million and loan sales of $1.7 million.

         Cash and cash equivalents decreased by $3.0 million to $12.6 million on June 30, 1997, from $15.6 million at December 31, 1996. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions.

         Investment securities available for sale increased by $800,000 from $35.7 million at December 31, 1996, to $36.5 million on June 30, 1997. The $800,000 increase is primarily the result of a net increase in purchases versus maturities.

         The Company's mortgage-backed securities available for sale decreased by $12.7 million or 34.6% from $36.8 million on December 31, 1996, to $24.1 million on June 30, 1997, due primarily to the sale of $10.7 million in mortgage backed securities. A portion of these securities is often referred to as derivatives. The derivative securities were all adjustable rate in nature and were not "high risk" securities under the criteria set forth by the Federal Financial Institutions Examination Council ("FFIEC").

         The investment in the stock of the Federal Home Loan Bank of Cincinnati increased by $378,000 from $5.8 million at December 31, 1996, to $6.2 million at June 30, 1997. The increase is due primarily to the stock dividend paid by the Federal Home Loan Bank. This investment is dictated by an institution's membership in the Federal Home Loan Bank and is a factor of the institution's borrowings and total assets. Currently, dividends on such stock are paid primarily in the form of additional shares of stock.

         Other assets increased by $755,000 over the six months ended June 30, 1997, primarily due to the increase in prepaid franchise tax and other prepaid expenses.

         Deposits increased by $6.9 million during the six months ended June 30, 1997. This increase is due to Springfield's attempt to increase deposits, especially in the checking account base.

         Advances from the Federal Home Loan Bank of Cincinnati decreased by $2.2 million as the result of repayments brought about by the sale of the mortgage backed securities offset by the increase in loan originations. These advances are utilized to fund loan volume. These advances are fixed and variable rate advances utilized by Springfield and Mayflower.

         Other liabilities decreased $1.6 million from $2.9 million on December 31, 1996, to $1.3 million on June 30, 1997. The decrease is due primarily to the purchase of the remaining stock from the acquisition of Mayflower and Seven Hills.

         Total stockholders' equity increased $629,000 from $54.0 million at December 31, 1996, to $54.7 million at June 30, 1997. The increase is primarily due to an increase in net income.

         The Company has not experienced significant loan losses upon which management can base its allowance for loan losses. It has however, established a methodology that applies a factor to each of its types of lending in seeking to establish objectively an allowance for loan and lease losses. Based upon the March 31, 1997 composition of its loan portfolio, the provision was increased from $1.7 million to $1.8 million. Management feels that this total provision is adequate given the low loan losses experienced.

         As of June 30, 1997, the Company had commitments to make $287,000 of residential loans and $198,000 of nonresidential mortgage loans. It is expected that these loans will be funded within 30 days. The Company also had $4.8 million in commitments to fund loans on residential properties under construction and $100,000 remaining in commitments to fund construction of nonresidential properties. These commitments are anticipated to be filled within nine months. Unused commercial lines of credit were $868,000 and unused consumer lines of credit were $4.5 million.

CAPITAL RESOURCES AND LIQUIDITY OF SPRINGFIELD FEDERAL SAVINGS BANK
-------------------------------------------------------------------


         The Office of Thrift Supervision (OTS) has three minimum regulatory capital standards for savings associations. During the six months ended June 30, 1997, Springfield continued to comply with all three requirements. The following is a summary of Springfield's approximate regulatory capital position, in dollars (millions) and as a percentage of regulatory assets, at June 30, 1997.


                                Actual           Required            Excess
                                ------           --------            ------
Tangible Capital            $31.0   11.1%      $4.2    1.5%      $26.8   9.6%
Core Capital                $31.0   11.1%      $8.4    3.0%      $22.6   8.1%
Risk-Based Capital          $32.3   20.6%     $12.5    8.0%      $19.8  12.6%


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

                        June 30,      March 31,    December 31,    September 30,
                          1997          1997         1996              1996
                          ----          ----         ----              ----

Liquid Assets            5.1%           5.3%         5.6%              5.3%
Short-term Assets        4.5%           4.3%         4.6%              5.3%

         The above tables pertain only to Springfield. The resources of the Company are not considered in meeting the above requirements.

CAPITAL RESOURCES AND LIQUIDITY OF MAYFLOWER FEDERAL SAVINGS BANK
-----------------------------------------------------------------

         The following is a summary of Mayflower's approximate regulatory capital position, in dollars (millions) and as a percentage of regulatory assets, at June 30, 1997.

                                Actual           Required            Excess
                                ------           --------            ------
Tangible Capital            $7.0    10.3%     $1.0     1.5%       $6.0    8.8%
Core Capital                $7.0    10.3%     $2.0     3.0%       $5.0    7.3%
Risk-Based Capital          $7.3    18.6%     $3.2     8.0%      $10.6   10.6%


         The following is a summary of Mayflower's regulatory liquidity and short-term liquidity ratios.


                        June 30,      March 31,    December 31,    September 30,
                          1997          1997          1996             1996
                          ----          ----          ----             ----

Liquid Assets            5.9%           6.8%          6.8%             5.7%
Short-term Assets        2.0%           2.5%          2.3%             1.3%


         The above tables pertain only to Mayflower. The resources of the Company are not considered in meeting the above requirements.

CAPITAL RESOURCES AND LIQUIDITY OF SEVEN HILLS SAVINGS ASSOCIATION
------------------------------------------------------------------

         The following is a summary of Seven Hill's approximate regulatory capital position, in dollars (millions) and as a percentage of regulatory assets, at June 30, 1997.

                                Actual           Required            Excess
                                ------           --------            ------
Tangible Capital            $8.9    20.1%     $.7      1.5%       $8.2    18.6%
Core Capital                $8.9    20.1%     $1.3     3.0%       $7.6    17.1%
Risk-Based Capital          $9.1    41.5%     $1.8     8.0%       $7.3    33.5%


         The following is a summary of Seven Hill's regulatory liquidity and short-term liquidity ratios.

                        June 30,      March 31,    December 31,    September 30,
                          1997          1997          1996             1996
                          ----          ----          ----             ----

Liquid Assets           14.1%           9.4%         11.7%             8.1%
Short-term Assets       10.0%           9.3%         10.3%             6.5%


         The above tables pertain only to Seven Hills. The resources of the Company are not considered in meeting the above requirements.

RESULTS OF OPERATIONS
---------------------

General
-------

         For the six months ended June 30, 1997, net income increased by $193,000 compared to the six months ended June 30, 1996. The largest factor in the increase was the increase of fees collected on the new checking account program that Springfield initiated in the fall of 1996. This program also generated an increase in other savings and related service fees. Interest income, interest expense, other income and other expense all increased due to the acquisition of Mayflower and Seven Hills. For the quarter ended June 30, 1997, net income rose $100,000 compared to the quarter ended June 30, 1996. Net interest income was primarily the largest contributor in the increase of net income.

Interest Income
---------------

         For the six months ended June 30, 1997, interest income increased by $4.1 million compared to the six months ended June 30, 1996, from $10.4 million to $14.5 million. Interest and fees on loans increased by $4.2 million for the six months ended June 30, 1997, compared to the six months ended June 30, 1996. This is due primarily to higher outstanding balances which are attributable to the purchase of Mayflower and Seven Hills. Interest on mortgage-backed securities is down by $459,000 due primarily to a sale of $21.0 million in July 1996 and another sale of $10.7 million in May 1997. Repayments on such securities also caused the interest income to decrease. Interest income increased $1.5 million for the three month period ended June 30, 1997, compared to the three month period ended June 30, 1996. Again, this is attributable to the higher balances due to the purchase of Mayflower and Seven Hills. Interest on mortgage-backed securities decreased $290,000 due to the $21.0 million sale in July 1996. Interest and dividends on investments as well as other interest income were increased slightly by $45,000 and $61,000 respectively.

Interest Expense
----------------

         Interest expense increased by $3.1 million, from $5.9 million for the six months ended June 30, 1996, as compared to $9.0 million for the six months ended June 30, 1997. The increase was due to the expansion of deposits as well as the acquisition of Mayflower. Management has marketed its deposit programs to provide funds for planned asset growth. Interest on deposits increased by $1.8 million from $4.2 million for the six month period ended June 30, 1996, to $6.0 million for the six month period ended June 30, 1997. Interest on deposits also increased by $706,000 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. The increased interest on deposits is primarily the result of growth in the deposit base. Interest on borrowings is all attributable to borrowings from the Federal Home Loan Bank of Cincinnati. The interest on borrowings increased $1.3 million from $1.7 million for the six months ended June 30, 1996, to $3.0 million for the six months ended June 30, 1997. The increase is primarily attributable to expanded borrowings over the whole six month period. Interest on borrowings increased $380,000 from $1.1 million for the three month period ending June 30, 1996 to $1.5 million for the three month period ending June 30, 1997. These borrowings are both fixed and adjustable rate in nature, and allowed expanded lending and the purchase of agency securities.

Net Interest Income
-------------------

         Net interest income increased by $1.0 million to $5.4 million for the six months ended June 30, 1997, as compared to $4.4 million for the six months ended June 30, 1996. Net interest income increased by $460,000 to $2.9 million for the three months ended June 30, 1997, as compared to $2.4 million for the three months ended June 30, 1996. This expansion is primarily due to an increase in total interest-bearing assets.

Provision for Loan and Lease Losses
-----------------------------------

         There was a $109,000 addition to the provision for loan and lease losses during the first six months of 1997 as compared to a $144,000 addition during the six months ended June 30, 1996. There was a $43,000 addition to the provision for loan and lease losses during the three months ended June 30, 1997 as compared to a $64,000 addition during the three months ended June 30, 1996. As discussed in the financial condition section, factors have been established that provide for an objective evaluation of the allowance for loan and lease losses based upon the portfolio composition and levels of classified assets.

Gain on Sale of Loans
---------------------

         There was a gain of $57,000 on the sale of loans with servicing released during the six month period ended June 30, 1997. There was no gain on sale of loans in the six months ended June 30, 1996. The gain on sale of loans in the three months ended June 30, 1997, was $17,000.

Other Income
------------


         Other income increased from $154,000 for the six months ended June 30, 1996, to $381,000 for the six months ended June 30, 1997. Other income decreased from $131,000 for the three months ended June 30, 1996, to $115,000 for the three months ended June 30, 1997. The increase for the six month period ended June 30, 1997 compared to the six month period ended June 30, 1996 is related to fees generated through increased levels of customer activity. The service fees incurred with the new checking program as well as the other related savings fees contributed to the increase in fees.

Other Expense
-------------

         Total other expense increased by $1.0 million, from $3.5 million for the six month period ended June 30, 1996, compared to $4.5 million for the six month period ended June 30, 1997. Total other expense increased by $289,000, from $1.9 million for the three month period ended June 30, 1996, compared to $2.2 million for the three month period ended June 30, 1997. An increase in staffing and increased salaries and benefits to employees were the primary reasons for the rise in total other expenses for the three and six month periods ended June 30, 1997. Other major factors include increases in franchise taxes, professional services, advertising, insurance premiums and depreciation. These costs increased due to the expanded activities of the Company.

Income Tax Expense
------------------

         Income tax expense increased $121,000 for the six month period and $93,000 for the three month period ended June 30, 1997, as a result of changes in earnings before taxes.

                          PART II - OTHER INFORMATION



Item 5.Other Information

         Western Ohio Financial Corporation ("Corporation") held its Annual Stockholder's Meeting on April 16, 1997. Pursuant to the acquisition of Seven Hills Financial Corporation, the stockholders approved an amendment to the 1995 Stock Option and Incentive Plan increasing by 43,057 the number of shares reserved for issuance thereunder (which is less than 1.9% of the issued and outstanding shares of the Corporation's common stock). The stockholders ratified the appointment of Clark, Schaefer, Hackett & Co. as auditors for the fiscal year ending December 31, 1997.

         On May 2, 1997, Western Ohio Financial Corporation announced the appointment of John W. Raisbeck as the new President and Chief Executive Officer of both the Corporation and Springfield Federal Savings Bank. Mr. Raisbeck brings a wealth of commercial banking experience and knowledge to the organization. He has extensive experience in mergers, acquisitions, and consolidations at both large and small institutions.

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibit-27  Financial data schedule

         b)  None

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 WESTERN OHIO FINANCIAL CORPORATION
Registrant



Date:       AUGUST 14, 1997             /s/ JOHN W. RAISBECK
     -------------------------------    ----------------------------------------
                                        John W. Raisbeck, President
                                        and Chief Executive Officer
                                        (Duly Authorized Officer)



Date:       AUGUST 14, 1997             /s/ THOMAS A. ESTEP
     -------------------------------    ----------------------------------------
                                        Thomas A. Estep, Vice President,
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)