Form 10-Q
period 1997-09-30
WESTERN OHIO FINANCIAL CORP
filed 1997-11-14
CIK 920769

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997              Commission File Number 0-24120


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


                             Yes [X]        No [  ]



As of November 3, 1997 there were 2,355,893 shares of the Registrant's common stock issued and outstanding.

                                      INDEX



                       WESTERN OHIO FINANCIAL CORPORATION
                       ----------------------------------



PART I. FINANCIAL INFORMATION                                        Pages
-----------------------------                                        -----

Item 1. Financial Statements:

                  Condensed Balance Sheets . . . . . . . . . . . .     3

                  Condensed Statements of Income . . . . . . . . .     4

                  Condensed Statements of Cash Flows . . . . . . .     5

                  Notes to Condensed Financial Statements . . . . .    6-7


Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . .    8-12


PART II.    OTHER INFORMATION
--------    -----------------

                  Signatures . . . . . . . . . . . . . . . . . . . .   13

                       WESTERN OHIO FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                            September 30,            December 31,
(Dollars in thousands)                                                           1997                   1996
-----------------------------------------------------------------------------------------------------------------
                                ASSETS

Cash and cash equivalents                                                $      19,947          $      15,611
Investment securities available for sale, at market value                       33,453                 35,729
Mortgage-backed securities available for sale, at market value                  23,312                 36,843
Loans receivable, net of allowance for losses                                  303,268                287,611
Real Estate Owned                                                                   56                      -
Federal Home Loan Bank stock                                                     6,354                  5,862
Premises and equipment                                                           3,954                  3,954
Other assets                                                                     3,418                  3,149
Goodwill                                                                         3,663                  4,006
-----------------------------------------------------------------------------------------------------------------

         Total Assets                                                    $     397,425          $     392,765
=================================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                                         $     242,277          $     233,203
Advances from the Federal Home Loan Bank of Cincinnati                          98,001                102,602
Other liabilities                                                                2,042                  2,912
-----------------------------------------------------------------------------------------------------------------

                 Total Liabilities                                             342,320                338,717
-----------------------------------------------------------------------------------------------------------------

Stockholders' equity:
Common stock                                                                        26                     26
Additional paid-in capital                                                      40,533                 41,158
Unrealized gain on securities available for sale,
  net of income taxes                                                              157                   (242)
Deferred management recognition plan expense                                      (385)                  (764)
Unallocated shares held by employee stock ownership plan                        (1,607)                (1,785)
Treasury stock; 307,107 and 241,156 shares at cost respectively                 (6,105)                (7,579)
Retained earnings (substantially restricted)                                    22,486                 23,234
----------------------------------------------------------------------------------------------------------------

                 Total Stockholders' Equity                                     55,105                 54,048
----------------------------------------------------------------------------------------------------------------

         Total Liabilities and Stockholders' Equity                      $     397,425          $     392,765
================================================================================================================

       See Notes to Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                 For the Quarter Ended              For the Nine Months Ended
                                                                    September 30,                          September 30,
(Dollars in thousands except per share amounts)               1997              1996                  1997              1996
--------------------------------------------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                           $        6,154   $         5,078        $       17,894    $       12,610
  Interest and dividends on investment securities                 863               665                 2,267             1,658
  Interest on mortgage-backed securities                          396               664                 1,478             2,341
  Other interest income                                            37                84                   340               357
--------------------------------------------------------------------------------------------------------------------------------

    Total interest income                                       7,450             6,491                21,979            16,966
--------------------------------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                                          3,120             2,414                 9,090             6,536
  Interest on borrowings                                        1,471             1,332                 4,481             3,064
--------------------------------------------------------------------------------------------------------------------------------

    Total Interest expense                                      4,591             3,746                13,571             9,600
--------------------------------------------------------------------------------------------------------------------------------

Net interest income                                             2,859             2,745                 8,408             7,366
Provision for losses on loans and securities                      246               195                   355               339
--------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for losses                  2,613             2,550                 8,053             7,027

Gain on sale of assets                                             93               234                   151               234

Other income                                                      114                76                   494               128

Other expense                                                  (2,688)           (3,098)               (7,236)           (6,611)
--------------------------------------------------------------------------------------------------------------------------------

  Income before income tax expense                                132              (238)                1,462               778

Income tax expense                                                 72               (71)                  577               313
--------------------------------------------------------------------------------------------------------------------------------

  Net Income                                           $           60   $          (167)       $          885    $          465
================================================================================================================================

Primary earnings per common and common and
   common equivalents
                                                       $         0.03   $         (0.07)       $         0.39    $         0.20
================================================================================================================================
Fully diluted earnings per common and common
  common equivalents
                                                       $         0.03   $         (0.07)       $         0.39    $         0.20
================================================================================================================================

See Notes to Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             For the Nine Months Ended
                                                                                   September 30,
(Dollars in thousands)                                                         1997              1996
------------------------------------------------------------------------------------------------------
Cash flows from operating activities                                     $       428     $      2,540
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Federal Home Loan Bank Stock:
   Purchases                                                                    (167)          (2,894)
 Loans:
   Originations                                                              (52,243)        (107,835)
   Purchases                                                                  (3,710)               -
   Collections                                                                38,510           29,233
   Sales                                                                       1,706                -
 Mortgage-backed securities:
   Purchases                                                                       -                -
   Collections                                                                 3,015            7,003
   Sales                                                                      10,684           21,451
 Investment securities:
   Purchases                                                                  (2,001)         (20,500)
   Maturities                                                                  4,700            2,420
   Sales                                                                           -               25
 Property and equipment:
   Additions                                                                    (362)            (442)
   Sale proceeds                                                                 185                -
 Investment in subsidiary                                                          -           (9,140)

        Net cash provided by investing activities                                317          (80,679)
------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Net increase (decrease) in savings deposits                                   9,120           11,661
 Net decrease in advances from borrowers for taxes and insurance                (220)               -
 SOP stock repurchase                                                              -                -
 Treasury stock repurchase                                                      (370)          (4,188)
 Dividends paid                                                               (1,762)          (1,767)
 Stock options, net                                                            1,433                -
 Advances from Federal Home Loan Bank:
   Net borrowings                                                             47,990           65,575
   Repayments                                                                (52,600)
------------------------------------------------------------------------------------------------------

        Net cash provided (used) by financing activities                       3,591           71,281
------------------------------------------------------------------------------------------------------

Net Increase (decrease) in cash and cash equivalents                           4,336           (6,858)

Cash and cash equivalents:
 Beginning                                                                    15,611           17,605
------------------------------------------------------------------------------------------------------

 Ending                                                                  $    19,947     $     10,747
======================================================================================================

See Notes to Consolidated Financial Statements.

                        WESTERN OHIO FINANCIAL CORPORATION


              Notes to Condensed Consolidated Financial Statements


 1.     Principles of consolidation:
        ----------------------------
        The financial statements for 1997 are presented for Western Ohio Financial Corporation (the "Company") and its wholly-owned subsidiary Cornerstone Bank (Cornerstone). Effective with opening for business on Monday, August 11, 1997 ,Springfield Federal Savings Bank ("Springfield"), Mayflower Federal Savings Bank ("Mayflower"), and Seven Hills Savings Association ("Seven Hills") were merged under the new name Cornerstone Bank. The statements of financial condition for the nine months ended September 30, 1997, are for the Company and Cornerstone (formerly Springfield, Mayflower and Seven Hills). The Company acquired Mayflower on March 29, 1996 and Seven Hills on November 12, 1996. The statements of income include the operations of the Company and Cornerstone (formerly Springfield, Mayflower and Seven Hills) for the first nine months of 1997. The statements of income for the first nine months of 1996 include the Company and Springfield, and the operations of Mayflower for the period March 30, 1996 through September 30, 1996.


2.      Basis of presentation:
        ----------------------
        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and
        Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The financial data and results of operations for periods presented may not necessarily, reflect the result to be anticipated for the entire year.


3.      Change in accounting principle:
        -------------------------------
        The Company has adopted the provisions of Statement of Position
        (SOP) No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants. As a result, ESOP compensation expense for contributions to the ESOP will be measured by the average market value of the shares during the period for which they are committed to be released and, in the calculation of earnings per share, ESOP shares that have not been committed to be released will not be considered outstanding. As of September 30, 1997 the Company had released 37,195 shares to the ESOP. At September 30, 1997, the Company is committed to release an additional 11,159 shares as the result of repayment of the internally-financed loan made for the initial acquisition of the 148,781 shares held by the ESOP.



        On January 31, 1995, the stockholders approved at a special meeting the Management Recognition Plan. This plan specified that 105,800 shares of common stock be made available for award to the Board of Directors and executive officers. The shares allocated will become vested over five years. The first nine months of 1997 expenses include nine months amortization of the cost of allocated shares based upon average market value.


4.      Earnings per  common and common equivalent share:
        -------------------------------------------------
        Primary earnings per common and common equivalent share is calculated by dividing net income by the weighted average number of common shares including the effect of options outstanding. The primary weighted average number of common shares giving effect to options outstanding during the three and nine month period ended September 30, 1997 were 2,294,551 and 2,261,848 respectively. The primary weighted average number of common shares giving effect to options outstanding during the three and nine month period ended September 30, 1996 were 2,298,916 and 2,289,445 respectively.

        The fully diluted weighted average number of common shares giving effect to options outstanding during the three and nine month period ended September 30, 1997 were 2,314,819 and 2,290,927 respectively. The fully diluted weighted average number of common shares giving effect to options outstanding during the three and nine month period ended September 30, 1996 were 2,289,445 and 2,304,691 respectively.


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





FINANCIAL CONDITION
-------------------

         Western Ohio Financial Corporation ("the Company") is the holding company of Cornerstone Bank formerly Springfield Federal Savings Bank ("Springfield"), Mayflower Federal Savings Bank ("Mayflower"), and Seven Hills Savings Association ("Seven Hills"). On August 11, 1997, the company merged Springfield, Seven Hills and Mayflower into one institution, Cornerstone Bank ("Cornerstone"). Consolidated assets of the company totaled $397.4 million at September 30, 1997, an increase of $4.6 million from the December 31, 1996, total of $392.8 million. The primary funding source for the increase in assets was an increase in savings deposits of $9.1 million less a decrease in Federal Home Loan Bank advances of $4.6 million.

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

         Loans receivable increased $15.7 million during the nine months ended September 30, 1997, rising to $303.3 million from $287.6 million on December 31, 1996. The increase in loans is primarily the result of the origination efforts on the part of Cornerstone that resulted in $56.0 million in originations and purchases offset by repayments of $38.5 million and loan sales of $1.7 million.

         Cash and cash equivalents increased by $4.3 million to $19.9 million on September 30, 1997, from $15.6 million at December 31, 1996. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions.

         Investment securities available for sale decreased by $2.2 million from $35.7 million at December 31, 1996, to $33.5 million on September 30, 1997. The $2.2 million decrease is primarily the result of calls and maturities exceeding purchases.

         The Company's mortgage-backed securities available for sale decreased by $13.5 million or 36.7% from $36.8 million on December 31, 1996, to $23.3 million on September 30, 1997, due primarily to the sale of $10.7 million in mortgage backed securities. A portion of these securities is often referred to as derivatives. The derivative securities were all adjustable rate in nature and were not "high risk" securities under the criteria set forth by the Federal Financial Institutions Examination Council ("FFIEC").

         The investment in the stock of the Federal Home Loan Bank of Cincinnati increased by $492,000 from $5.9 million at December 31, 1996, to $6.4 million at September 30, 1997. The increase is due primarily to the stock dividend paid by the Federal Home Loan Bank. This investment is dictated by an institution's membership in the Federal Home Loan Bank and is a factor of the institution's borrowings and total assets. Currently, dividends on such stock are paid primarily in the form of additional shares of stock.

         Other assets increased by $269,000 over the nine months ended September 30, 1997, primarily due to the increase in prepaid franchise tax and other prepaid expenses.

         Deposits increased by $9.1 million during the nine months ended September 30, 1997. This increase is due to Cornerstone's efforts to increase deposits, especially in the checking account base. Management believes that Cornerstone needs to fund a large portion of its asset growth through growth in its depositor base.

         Advances from the Federal Home Loan Bank of Cincinnati decreased by $4.6 million as the result of repayments brought about by the sale of the mortgage backed securities offset by the increase in loan originations. These advances are fixed and variable rate advances utilized by Cornerstone to fund loan volume.

         Other liabilities decreased $870,000 from $2.9 million on December 31, 1996, to $2.0 million on September 30, 1997. The decrease is due primarily to the purchase of the remaining stock from the purchase, of Mayflower and Seven Hills.
         Total stockholders' equity increased $1.1 million from $54.0 million at December 31, 1996, to $55.1 million at September 30, 1997. The increase is primarily due to an increase in net income.

         Cornerstone has not experienced significant loan losses upon which management can base its allowance for loan losses. It has however, established a methodology that applies a factor to its loans based upon the type of lending and regulatory classification in order to establish objectively an allowance for loan and lease losses. Based upon the June 30, 1997, composition of its loan portfolio the provision was increased from $1.7 million to $1.9 million. Management feels that this total provision is adequate given the low loan losses experienced.

         As of September 30, 1997, Cornerstone had commitments to make $340,000 of residential loans and $61,000 of nonresidential mortgage loans. It is expected that these loans will be funded within 30 days. Cornerstone also had $2.4 million in commitments to fund loans on residential properties under construction and $920,000 remaining in commitments to fund construction of nonresidential properties. These commitments are anticipated to be filled within nine months. Unused commercial lines of credit were $1.0 million and unused consumer lines of credit were $3.4 million.

CAPITAL RESOURCES AND LIQUIDITY OF CORNERSTONE BANK
---------------------------------------------------

         The Office of Thrift Supervision (OTS) has three minimum regulatory capital standards for savings associations. During the nine months ended September 30, 1997, Cornerstone continued to comply with all three requirements. The following is a summary of Cornerstone's approximate regulatory capital position, in dollars (millions) and as a percentage of regulatory assets, at September 30, 1997.


                                  Actual                Required                  Excess
                                  ------                --------                  ------
Tangible Capital           $47.4        12.1%       $5.9        1.5%        $41.5         10.6%
Core Capital               $47.4        12.1%      $11.8        3.0%        $35.6          9.1%
Risk-Based Capital         $49.3        22.6%      $17.4        8.0%        $31.9         14.6%

         Federal regulations require Cornerstone to maintain an average daily balance of liquid assets equal to at least 5%, and an average daily balance of short-term liquid assets equal to at least 1%, of the average daily balance of its net withdrawable accounts plus short-term borrowings for the preceding calendar quarter. Liquidity is measured by cash and certain investments that are not committed, pledged, or required to liquidate specific liabilities. The following is a summary of Cornerstone's regulatory liquidity and short-term liquidity ratios.

                       September 30,            June 30,                March 31,              December 31,
                           1997                   1997                    1997                     1996
                           ----                   ----                    ----                     ----
Liquid Assets              6.9%                   5.1%                    5.3%                     5.6%
Short-term Assets          6.2%                   4.5%                    4.3%                     4.6%


         The above tables pertain only to Cornerstone. The resources of Cornerstone are not considered in meeting the above requirements.

Results of Operations
---------------------

General
-------

         The company incurred charges of approximately $611,000 relating to the roll up and name change of its three subsidiaries into the new Cornerstone Bank during the three month period ended September 30, 1997. Without the charges incurred for the roll up and name change, net income after taxes for the three months ended September 30, 1997 would have been $454,000. For the nine months ended September 30, 1997, net income increased by $420,000 compared to the nine months ended September 30, 1996. The largest factor in the increase was the increase in net interest income. Interest income, interest expense, other income and other expense all increased due to the acquisition of Mayflower and Seven Hills. For the quarter ended September 30, 1997, net income rose $227,000 compared to the quarter ended September 30, 1996. Net interest income was primarily the largest contributor in the increase of net income. The three and nine month periods ended September 30, 1997 and September 30, 1996 were impacted by non-recurring expenses. The period ended September 30, 1996 was impacted by a $1.1 million special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). The period ended September 30, 1997 included the charges incurred for the roll up and name change.


Interest Income
---------------

         For the nine months ended September 30, 1997, interest income increased by $5.0 million compared to the nine months ended September 30, 1996, from $17.0 million to $22.0 million. Interest and fees on loans increased by $5.3 million for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. This is due primarily to higher outstanding balances which are attributable to the purchase of Mayflower and Seven Hills. Interest on mortgage-backed securities for the nine months ended September 30, 1997 is down by $863,000 due primarily to a sale of $21.0 million in July 1996 and another sale of $10.7 million in May 1997. Repayments on such securities also caused the interest income to decrease. Interest income increased $1.0 million for the three month period ended September 30, 1997, compared to the three month period ended September 30, 1996. Again, this is attributable to the higher balances due to the purchase of Seven Hills. Interest on mortgage-backed securities decreased $268,000 due to the $21.0 million sale in July 1996 and the other sale of $10.7 million in May 1997. Interest and dividends on investments increased $198,000 for the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996. Other interest income declined by $47,000 for the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996.


Interest Expense
----------------

         Interest expense increased by $4.0 million, from $9.6 million for the nine months ended September 30, 1996, as compared to $13.6 million for the nine months ended September 30, 1997. The increase was due to the expansion of deposits caused by marketing deposits and the acquisition of Mayflower and Seven Hills. Management has marketed its deposit programs to provide funds for planned asset growth. Interest on deposits increased by $2.6 million from $6.5 million for the nine month period ended September 30, 1996, to $9.1 million for the nine month period ended September 30, 1997. Interest on deposits also increased by $706,000 for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The increased interest on deposits is primarily the result of growth in the deposit base. Interest on borrowings is all attributable to borrowings from the Federal Home Loan Bank of Cincinnati. The interest on borrowings increased $1.4 million from $3.1 million for the nine months ended September 30, 1996, to $4.5 million for the nine months ended September 30, 1997. The increase is primarily attributable to expanded borrowings over the whole nine month period. Interest on borrowings increased $139,000 from $1.3 million for the three month period ending September 30, 1996 to $1.5 million for the three month period ending September 30, 1997. These borrowings are both fixed and adjustable rate in nature, and allowed expanded lending and the purchase of agency securities.

Net Interest Income
-------------------

         Net interest income increased by $1.0 million to $8.4 million for the nine months ended September 30, 1997, as compared to $7.4 million for the nine months ended September 30, 1996. Net interest income increased by $114,000 to $2.9 million for the three months ended September 30, 1997, as compared to $2.7 million for the three months ended September 30, 1996. This expansion is primarily due to an increase in the total interest-bearing assets.

Provision for Loan and Lease Losses
-----------------------------------

         There was a $355,000 addition to the provision for loan and lease losses during the first nine months of 1997 as compared to a $339,000 addition during the nine months ended September 30, 1996. There was a $246,000 addition to the provision for loan and lease losses during the three months ended September 30, 1997 as compared to a $195,000 addition during the three months ended September 30, 1996. As discussed in the financial condition section, factors have been established that provide for an objective evaluation of the allowance for loan and lease losses based upon the portfolio composition and levels of classified assets.

Gain on Sale of Assets
----------------------

         There was a gain of $151,000 on the sale of assets during the nine month period ended September 30, 1997. This gain was primarily from the sale of loans sold with servicing released. There was no gain on sale of assets in the nine months ended September 30, 1996. The gain on sale of assets in the three months ended September 30, 1997, was $93,000.

Other Income
------------

         Other income increased from $128,000 for the nine months ended September 30, 1996, to $494,000 for the nine months ended September 30, 1997. Other income increased from $76,000 for the three months ended September 30, 1996, to $114,000 for the three months ended September 30, 1997. The increase for the nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996 is related to fees generated through increased levels of customer activity. The service fees incurred with the new checking program as well as other related savings fees contributed to the increase in fees.

Other Expense
-------------

         Total other expense increased by $625,000, from $6.6 million for the nine month period ended September 30, 1996, compared to $7.2 million for the nine month period ended September 30, 1997. Total other expense decreased by $410,000, from $3.1 million for the three month period ended September 30, 1996, compared to $2.7 million for the three month period ended September 30, 1997. The three and nine month periods ended September 30, 1997 and September 30, 1996 were impacted by exceptional expenses. The period ended September 30, 1996 was impacted by a $1.1 million special assessment to recapitalize the SAIF. The period ended September 30, 1997 included charges incurred for the roll up and name change totaling $611,000. Operating expenses have also increased with the acquisition of Seven Hills and Mayflower.

Income Tax Expense
------------------

         Income tax expense increased $264,000 for the nine month period and $143,000 for the three month period ended September 30, 1997, as a result of changes in earnings before taxes.

                                   SIGNATURES



         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WESTERN OHIO FINANCIAL CORPORATION
                                    Registrant


Date:                               /s/ John W. Raisbeck
       ------------------           --------------------------------------------
                                    John W. Raisbeck, President
                                    and Chief Executive Officer
                                    (Duly Authorized Officer)



Date:                               /s/ Thomas A. Estep
       --------------------         --------------------------------------------
                                    Thomas A. Estep, Vice President,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)