Form 10-K
period 1997-12-31
WESTERN OHIO FINANCIAL CORP
filed 1998-03-31
CIK 920769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ____________ to __________________

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

       Registrant's telephone number, including area code: (937) 325-4683

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
                                      ----   -----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Stock Market as of March 6, 1998, was approximately $60.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of March 6, 1998, there were issued and outstanding 2,352,236 shares of the Registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997.

Part III of Form 10-K - Portions of the Proxy Statement for Annual Meeting of Stockholders.

                                     PART I

Item 1.  Business

General

         Western Ohio Financial Corporation (the "Company"), a Delaware corporation, was organized in March 1994 for the purpose of becoming a savings and loan holding company. During fiscal 1997, the Company owned all of the outstanding stock of Springfield Federal Savings Bank ("Springfield"), Mayflower Federal Savings Bank ("Mayflower") and Seven Hills Savings Association ("Seven Hills") (collectively, the "Banks"). During fiscal 1997, the Company combined these three institutions into one institution under the name "Cornerstone Bank" (the "Bank"). Unless otherwise noted, reference during fiscal 1997 includes Springfield, Mayflower and Seven Hills.

         The Company is subject to supervision by the Office of Thrift Supervision , Department of Treasury ("OTS") and the Bank is subject to comprehensive regulation, examination and supervision by the OTS and by the Federal Deposit Insurance Corporation ("FDIC"). Cornerstone Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposits are backed by the full faith and credit of the United States Government and are insured up to applicable limits by the FDIC.

         The Company's primary market area covers Clark, Greene and Hamilton Counties, Ohio and parts of contiguous counties, and is serviced through its main office in Springfield, Ohio and nine branch offices in Cincinnati, Enon, New Carlisle, Springfield, Yellow Springs and Beavercreek. At December 31, 1997, the Company had total assets of $372.0 million, deposits of $246.9 million and stockholders' equity of $54.6 million, or 14.7% of total assets. The Company's Common Stock is traded on the Nasdaq National Market under the symbol "WOFC."

         The Company has been, and intends to continue to be, a community-oriented savings and loan holding company offering a variety of financial services to meet the needs of the communities it serves. The principal business of the Company consists of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage, construction and commercial and multi-family real estate loans and, to a lesser extent, consumer and commercial business loans, all primarily within the Company's market areas.

         The executive offices of the Company are located at 28 East Main Street, Springfield, Ohio 45501-0719, and the telephone number at that address is (800) 600-1884.

         The Company's primary market area consists of Clark County and portions of contiguous counties. Located in west-central Ohio, Clark County's economic environment consists of a traditional industrial base supplemented by the service and support industries, and its close proximity to a major U.S. military installation, Wright Patterson Air Force Base. Navistar Truck Manufacturers is the largest industrial employer in the county. Its Clark County operations have provided stable employment for the area over the last several decades. The Community Hospital and Clark State Community College are also two major employers in the area. In 1996, Clark County had an unemployment rate of 5.6% as compared to the State of Ohio at 4.9% and the United States at 5.2%. The unemployment rate in Clark County decreased to 4.6% in 1997 as compared with 4.5% for the State of Ohio and 5.1% for the United States.

         Clark County's population, the rate of increase of which lagged behind the State of Ohio and national averages, nonetheless can be characterized as stable, with a population of approximately 148,000 people. From 1990 to 1995, Clark County's population grew .24%. For 1997, Clark County's median housing value was approximately $54,900. In the event that real estate prices in Ohio or the market area substantially weaken or economic conditions decline, the Company may be adversely affected.

         The Company's market area also includes Cincinnati, Ohio. The Cincinnati metropolitan area, centered in the southwest corner of Ohio, has a population of approximately 1.8 million. The economic base is generally considered well diversified and stable. Employment is provided by companies representing a broad spectrum of industrial sectors, including services, wholesale/retail, manufacturing, government, and finance. Several "Fortune 500" companies have headquarters in the Cincinnati area. The unemployment rate is approximately 3.7% and the median home price is $100,400.

Lending Activities

         General. While the Company primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences, it also originates multi-family and commercial real estate and construction loans and, to a lesser extent, consumer and commercial business loans in its market area. At December 31, 1997, the Company's net loan portfolio totaled $277.7 million. At December 31, 1997, the Company's gross loan portfolio totaled $283.6 million, of which $224.3 million, or 79.1%, was comprised of permanent loans secured by one-to-four family residences.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Institutions." At December 31, 1997, the maximum amount which the Bank could have loaned to any one borrower and the borrower's related entities was $6.6 million. At December 31, 1997, the Banks did not have any loans outstanding in excess of such limitation. The largest principal balance and commitment to lend to any one borrower, or group of related borrowers at the Bank was $2.5 million secured by real estate including four speculation homes, land for development, a personal residence and a line of credit partially secured by real estate. In addition, four borrowers had a combined principal and commitment outstanding of $5.3 million at December 31, 1997. The first borrower's outstanding credit is secured by a twelve unit apartment complex, three two-family investment properties and ten single-family investment properties. The second borrower's outstanding credit is secured by a medical building, two fast food restaurants, and a $200,000 commercial line of credit. The third borrower's outstanding credit is secured by two warehouses. The fourth borrower's outstanding credit is secured by a thirty-four unit apartment complex and a mini warehouse storage building. The security properties on all of these loans are located in the Bank's market areas. All but one of these loans are performing in accordance with their terms. The loan to the largest borrower was 90 days delinquent as of December 31, 1997.

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

                                                                         December 31,
                                      ----------------------------------------------------------------------------------
                                                1997                        1996                       1995
                                        Amount          Percent      Amount        Percent      Amount        Percent
                                      ----------------------------------------------------------------------------------

                                                                                           (Dollars in Thousands)
Real Estate Loans:
 One-to-four family...............       $224,289          79.10%      $242,600      82.21%      $131,262           84.93%
 Multi-family.....................         11,247           3.97         12,476       4.23          4,502            2.91
 Commercial real estate............        21,583           7.61         20,531       6.96         10,531            6.81
 Construction......................         7,275           2.57         10,965       3.71          5,405            3.50
                                       ----------          -----      ---------    -------       --------          ------
    Total real estate loans........       264,394          93.25        286,572      97.11        151,700           98.15
                                       ----------          -----      ---------    -------       --------          ------



Other Loans:
 Consumer Loans:
   Home equity.....................         6,906           2.43          2,188       0.74            474            0.31
   Deposit account.................           485            .17            384       0.13            363            0.24
   Home improvement................            18            ---             31       0.01            ---           ---
   Other secured...................         5,374           1.90          3,689       1.25            942            0.61
   Other...........................         2,493            .88            ---      ---               21            0.01
                                       ----------          -----      ---------    -------       --------          ------
   Total consumer loans............        15,276           5.38          6,292       2.13          1,800            1.17
                                       ----------          -----      ---------    -------       --------          ------
 Commercial business loans.........         3,886           1.37          2,244       0.76          1,056            0.68
                                       ----------          -----      ---------    -------       --------          ------
    Total other loans..............        19,162           6.75          8,536       2.89          2,856            1.85
                                       ----------          -----      ---------    -------       --------          ------
    Total loans....................      $283,556         100.00%      $295,108     100.00%      $154,556          100.00%
                                        =========         ======       ========     ======       ========          ======

Less:
 Loans in process..................        (1,784)                       (5,651)                   (2,768)
 Deferred fees and discounts.......          (119)                         (130)                     (538)
 Allowance for losses..............        (3,922)                       (1,716)                     (774)
                                       ----------                     ---------                 --------
    Total loans receivable, net....      $277,731                      $287,611                  $150,476
                                         ========                      ========                  ========


                                               1994                       1993
                                   --------------------------  --------------------------
                                        Amount       Percent       Amount       Percent
                                   ------------------------------------------------------
Real Estate Loans:
 One-to-four family...............    $89,184          83.37%   $ 86,816          83.97%
 Multi-family.....................      4,194           3.92       3,466           3.35
 Commercial real estate............     8,463           7.91       6,002           5.81
 Construction......................     3,252           3.04       6,312           6.10
                                     --------        --------  ---------         ------
    Total real estate loans........   105,093          98.24     102,596          99.23
                                     --------        --------  ---------         ------



Other Loans:
 Consumer Loans:
   Home equity.....................        77           0.07         ---          ---
   Deposit account.................       465           0.43         750           0.72
   Home improvement................         6           0.01          29           0.03
   Other secured...................       788           0.74         ---          ---
   Other...........................        24           0.02          15           0.02
                                     --------        --------  ---------         ------
   Total consumer loans............     1,360           1.27         794           0.77
                                     --------        --------  ---------         ------
 Commercial business loans.........       525           0.49         ---          ---
                                     --------        --------  ---------         ------
    Total other loans..............     1,885           1.76         794           0.77
                                     --------        --------  ---------         ------
    Total loans....................  $106,978         100.00%   $103,390         100.00%
                                     ========         ======    ========         ======

Less:
 Loans in process..................      (954)                    (3,225)
 Deferred fees and discounts.......      (981)                    (1,291)
 Allowance for losses..............      (774)                      (774)
                                     --------                  ---------
    Total loans receivable, net....  $104,269                   $ 98,100
                                     ========                   ========

         The following table shows the composition of the Company's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                              December 31,
                                             ----------------------------------------------------------------------------------
                                                         1997                        1996                       1995
                                                Amount          Percent      Amount        Percent      Amount        Percent
                                             ----------------------------------------------------------------------------------

                                                                                           (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One-to-four family.......................      $126,375          44.57%  $155,232           52.61%  $111,117          71.89%
  Multi-family.............................         3,355           1.18      5,036            1.71      3,873           2.51
  Commercial...............................         8,533           3.01      9,276            3.14      9,307           6.02
  Construction.............................           477            .17      7,649            2.59      5,105           3.30
                                                ---------         ------  ---------         -------  ---------        -------
     Total fixed-rate real estate loans....       138,740          48.93    177,193           60.05    129,402          83.72
                                                ---------         ------  ---------         -------  ---------        -------
 Commercial business.......................           804            .28        178             .06        401           0.26
 Consumer..................................         7,161           2.53      3,642            1.23      1,326           0.86
                                                ---------         ------  ---------         -------  ---------        -------
     Total fixed-rate loans..........             146,705          51.74    181,013           61.34    131,129          84.84
                                                ---------         ------  ---------         -------  ---------        -------

Adjustable-Rate Loans
 Real estate:
  One-to-four family.......................        97,969          34.55     87,368           29.61%    20,145          13.04%
  Multi family.............................         7,892           2.78      7,440            2.52        629           0.41
  Commercial...............................        13,049           4.60     11,255            3.81      1,224           0.79
  Construction.............................         6,798           2.40      3,316            1.12        300           0.19
                                                ---------         ------  ---------         -------  ---------        -------
     Total adjustable-rate real estate loans      125,708          44.33    109,379           37.06     22,298          14.43
                                                ---------         ------  ---------         -------  ---------        -------
 Commercial business......................          3,082           1.09      2,066             .70        655           0.42
 Consumer..................................         8,061           2.84      2,650             .90        474           0.31
                                                ---------         ------  ---------         -------  ---------        -------
     Total adjustable-rate loans...........       136,851          48.26    114,095           38.66     23,427          15.16
                                                ---------         ------  ---------         -------  ---------        -------
     Total loans...........................       283,556         100.00%   295,108          100.00%   154,556         100.00%
                                                  -------         ======  ---------          ======    -------         ======

Less:
 Loans in process..........................         (1,784)                  (5,651)                    (2,768)
 Deferred fees and discounts...............          (119)                     (130)                      (538)
 Allowance for loan losses.................        (3,922)                   (1,716)                      (774)
                                              ----------                 ----------              ------------
    Total loans receivable, net............      $277,731                  $287,611                   $150,476
                                                 ========                  ========                   ========


                                                          1994                       1993
                                               --------------------------  --------------------------
                                                   Amount       Percent       Amount       Percent
                                               ------------------------------------------------------
Fixed-Rate Loans:
 Real estate:
  One-to-four family.......................       $ 89,184          83.37%  $ 86,816          83.97%
  Multi-family.............................          4,194           3.92      3,466           3.35
  Commercial...............................          8,463           7.91      6,002           5.81
  Construction.............................          3,252           3.04      6,312           6.10
                                                  --------        -------   --------        -------
     Total fixed-rate real estate loans....        105,093          98.24    102,596          99.23
                                                  --------        -------   --------        -------
Commercial business.......................            ---           ---          ---          ---
 Consumer..................................          1,282           1.20        794           0.77
                                                  --------         -------  --------        -------
    Total fixed-rate loans..........               106,375          99.44    103,390         100.00
                                                  --------         -------  --------        -------

Adjustable-Rate Loans
 Real estate:
  One-to-four family.......................            ---          ---          ---          ---
  Multi family.............................            ---          ---          ---          ---
  Commercial...............................            ---          ---          ---          ---
  Construction.............................            ---         ---           ---          ---
                                                  --------         -------  --------        -------
     Total adjustable-rate real estate loans           ---          ---          ---          ---
                                                  --------         -------  --------        -------
 Commercial business......................             525           0.49        ---          ---
 Consumer..................................             77           0.07         ---         ---
                                                  --------         -------  --------        -------
     Total adjustable-rate loans...........            602           0.56         ---         ---
                                                  --------         -------  --------        -------
     Total loans...........................        106,978         100.00%   103,390         100.00%
                                                  --------         ======   --------         ======

Less:
 Loans in process..........................           (954)                   (3,225)
 Deferred fees and discounts...............           (981)                   (1,291)
 Allowance for loan losses.................           (774)                     (774)
                                                  --------                  --------
    Total loans receivable, net............       $104,269                  $ 98,100
                                                  ========                  ========

         The following schedule illustrates the maturities of the Company's loan portfolio at December 31, 1997. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                              Real Estate
                          --------------------------------------------------------
                                                             Multi-family               Commercial business
                             One-to-four family             and Commercial                 and Consumer              Total
                          -----------------------------   ------------------------     -------------------------  ------------------
                                          Weighted                   Weighted                  Weighted                   Weighted
                                           Average                    Average                  Average                    Average
                           Amount           Rate         Amount        Rate        Amount        Rate       Amount          Rate
                          -------       -----------     --------    ----------    --------    ----------    ------        ---------
                                                                (Dollars in Thousands)
      Due During
    Periods Ending
     December 31,
------------------
1998(1)................       2,637         8.54%        1,285          8.76%        3,109       8.64%        7,031          8.62%
1999...................         127         9.48           417          9.47           494       8.84         1,038          9.17
2000...................         254         9.14         1,106          9.54         5,551       8.83         6,911          8.96
2001 and 2002..........       2,787         9.01         6,839          9.11         1,253       8.09        10,879          8.97
2003 to 2007...........      19,438         8.17         4,451          9.01         7,107       8.41        30,996          8.35
2008 to 2017...........      66,811         7.85        15,592          8.59         1,177      10.71        83,580          8.03
2018 and following.....     137,913         7.73         4,790          8.79           418       9.15       143,121          7.77

-------------

      (1) Includes demand loans and loans having no stated maturity.


         At December 31, 1997, the total amount of loans due after December 31, 1998 which have predetermined interest rates is $144.9 million, while $131.6 million loans due after such dates have floating or adjustable interest rates.

         One-to-Four Family Residential Mortgage and Construction Lending. The Company focuses its lending efforts on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. Residential loan originations of this type are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At December 31, 1997, the Company's one-to-four family residential permanent mortgage loans totaled $224.3 million, or 79.1% of the Company's total gross loan portfolio.

         At December 31, 1997, $126.4 million of the Company's one-to-four family residential mortgage loans, or 44.6% of the Company's total gross loan portfolio, had fixed interest rates. From time to time, the Company may purchase loans secured by one-to-four family residences. See "Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

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

         The Company originates a limited number of loans to finance the construction of one-to-four family residences. At December 31, 1997, the Company had loans to finance the construction of one-to-four family residences totaling $5.6 million, or 2.0% of the Company's loan portfolio. Substantially all of these loans are made to individuals who propose to occupy the premises upon completion of construction. Construction loans are generally structured for up to a 30-year term with a six month construction phase, during which the borrower pays interest only. Upon completion of the construction phase, these loans continue as permanent loans of the Company. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

         Multi-Family and Commercial Real Estate Lending. The Company has also engaged in commercial and multi-family real estate lending in its market areas. At December 31, 1997, the Company had $32.8 million of permanent commercial and multi-family real estate loans, which represented 11.6% of the Company's gross loan portfolio. The Company also has $1.7 million in construction loans secured by multi-family and commercial real estate.

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

         In addition, the Company from time to time has purchased loans secured by multi-family real estate. The Company purchased two multi-family real estate participation loans in fiscal 1997.

         Loans secured by commercial and multi-family real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. The three largest loans are as follows: (1) $1,105,500 secured by land; (2) $948,127 secured by a commercial building used for medical services, two fast food restaurants and a $200,000 commercial line of credit; and (3) $747,776 secured by warehouses.

         Consumer Lending. The Company offers secured consumer loans, including home improvement loans, home equity loans, loans secured by savings deposits and equity securities, and retail mobile home loans. The Company has plans to expand its consumer lending portfolio. The Company currently originates all of its consumer loans in its primary market area. The Company originates consumer loans on a direct basis by extending credit directly to the borrower.

         At December 31, 1997, deposit loans were $485,000 or .2% of the Company's gross loan portfolio. Home equity loans were $6.9 million or 2.4% of the Company's gross loan portfolio as of that date.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Loans secured by deposit accounts at the Company are currently originated for up to 90% of the account balance with a hold placed on the account restricting the withdrawal of the account balance.

         The underwriting standards employed by the Company for consumer loans, other than loans secured by deposits, include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. The Company offers both secured and unsecured loans.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss, depreciation or fluctuation in value. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1997, $322,000 of the Company's consumer loans were not performing in accordance with their terms. However, there can be no assurance that further delinquencies will not occur in the future.

         Commercial Business Lending. Commercial business loans have been added to the list of the Company's products. The outstanding balance of unsecured commercial lines of credit was $2.3 million as of December 31, 1997. Commercial loans secured other than by mortgage had outstanding balances of $1.6 million as of December 31, 1997. The purpose of these loans will generally be for working capital or expansion of existing businesses. These loans have been priced at prime plus a specified spread, or at the one year constant maturity treasury index plus a specified spread. Some of these loans are payable on demand.

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

Originations, Purchases and Sales of Loans and Mortgage-Backed Securities

         Loan originations are developed from advertising, continuing business with depositors and borrowers, soliciting realtors and builders, walk-in customers and correspondent relationships in other markets. Loans are originated by salaried loan officers, field originators compensated by salary and commission.

         While the Company offers fixed-rate and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment and other factors. In fiscal 1997, the Company originated $49.1 million in fixed-rate loans and $12.5 million in adjustable-rate loans. The Company purchased a total of $10.6 million agency-backed collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduit ("REMIC") investments in fiscal 1995, all of which had adjustable rates. The Company did not purchase any mortgage-backed securities in 1995. All of the CMO and REMIC securities purchased in 1995 were purchased to be held in the Company's available-for-sale portfolio.

The Company also purchased $8.8 million of loans in 1995 secured by owner-occupied, one-to-four family residences, most of which had fixed interest rates.

         During fiscal 1996, the Company sold $17.8 million in fixed rate loans and $21.8 million in CMO, REMIC and mortgage-backed securities, as well as purchased $45.2 million in fixed and adjustable rate loans. The Company has sold $15.7 million in fixed rate loans and purchased $3.7 fixed and adjustable rate loans during 1997. The Company also sold $10.7 million in REMIC and mortgage-backed securities during 1997.

         In periods of economic uncertainty, the ability of financial institutions, including the Company, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings.

         The following table shows the origination, purchase, sale and repayment activities of the Company for the periods indicated.


                                                                           Year Ended December 31,
                                                              ----------------------------------------------------

                                                                    1997             1996             1995
                                                              ----------------------------------------------------

                                                                                (In Thousands)
Originations by type:
Adjustable-rate:
  Construction...............................................          $11,521          $11,256         $    300
Real estate -  one to four family............................           23,600           33,075           11,380
                - multi-family...............................              593              357              629
                - commercial.................................            3,276            2,567            1,224
Commercial business..........................................            1,894            1,860              130
Consumer - home equity.......................................            5,996            1,562              397
Other consumer...............................................            2,247              119              ---
Fixed-rate:
  Construction...............................................              280
  Commercial business........................................              627              388              457
  Consumer...................................................            7,213            3,422              430
  Real estate - one-to-four family...........................            4,263           28,029           38,043
                - multi-family...............................              ---              500              584
                                                                  ------------
                - commercial.................................              141               60              ---
                                                                    ----------        ---------       ----------
         Total loans originated..............................           61,651           83,195           53,574
                                                                      --------         --------          -------

Purchases:
Acquisitions:
  Loans......................................................              ---           66,433              ---
  MBS........................................................            3,710           20,729              ---
One-to-four family...........................................              ---           45,236            8,765
Mortgage derivative securities...............................              ---              ---           10,636
                                                                  ------------      -----------          -------
       Total purchased.......................................            3,710           32,398           19,401
                                                                     ---------         --------          -------

Sales and Repayments:
Loans:
  Loan sale..................................................           15,751           17,783              ---
  MBS sale...................................................           10,684           21,770              ---
  MBS payments...............................................            3,908            7,567              ---
  Loan payments..............................................           57,604           37,730              ---
Principal repayments.........................................              ---              ---           22,638
Effect of classification to available-for-sale...............              ---              ---            (975)
                                                                 -------------      -----------         -------
       Total reductions......................................           87,947           84,850           21,663
                                                                      --------         --------          -------
Increase (decrease) in other items, net......................           (1,704)          (2,484)              81
                                                                    ---------        ---------         ---------
        Net increase (decrease)..............................          $24,290         $128,259          $51,393
                                                                       =======         ========          =======

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

         The following table sets forth information concerning delinquent loans at December 31, 1997. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue and are reflected as a percentage of the type of loan category.

                                                                    Loans Delinquent For:
                          ----------------------------------------------------------------------------------------------------------

                                      30-59 Days                          60-89 Days                       90 Days and over
                          ---------------------------------------------------------------------- -----------------------------------

                            Number      Amount     Percent      Number      Amount     Percent     Number      Amount     Percent
                          ----------------------------------------------------------------------------------------------------------

                                                                    (Dollars in Thousands)

Real Estate:
  One-to-four family......         45      $1,995           .86%        1        $523           .23%      16     $   612      .26%
  Non-residential.........          5         261           .80         2         489          1.49        4       1,061     3.23
  Consumer/Commercial.....         50         354          1.85        14         103           .54       30         322     1.68


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


                                                                          At December 31,
                                                       -------------------------------------------------------
                                                          1997         1996      1995       1994     1993
                                                       ---------   --------- ---------- ----------  ----------
                                                                       (Dollars in Thousands)
Non-accruing loans:
  One-to-four family..................................      $ 612    $   674      $ 579      $  75       $235
  Consumer............................................        213         10        ---        ---        ---
  Commercial real estate..............................      1,170      1,266        ---        ---        294
                                                            -----     ------     ------     ------       ----
     Total............................................      1,995      1,950        579         75        529
                                                            -----     ------      -----      -----       ----

Accruing loans delinquent more than 90 days...........        ---         94        ---        ---        ---

Foreclosed assets.....................................         56         55        ---        ---        ---
                                                         --------    -------     ------     ------      -----

Total non-performing assets...........................     $2,051     $2,099       $579      $  75       $529
                                                           ======     ======       ====      =====       ====
Total as a percentage of total assets.................        .55%       .52%       .25%       .04%       .36%
                                                           ======     ======       ====      =====       ====


         For the year ended December 31, 1997, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $178,000. The Company did not include any interest income on such loans in 1997.

         Non-Performing Assets. Included in the table above in nonaccruing one-to-four family loans at December 31, 1997, were 16 loans secured by single-family residences located in the Company's primary market area. Also included in non-performing assets are 26 consumer loans and 8 commercial real estate loans.

         Other Loans of Concern. Not categorized as non-performing assets at December 31, 1997, were $2.4 million of potential problem loans. The potential problem loans consisted of 28 single family residences, three commercial real estate loans, two multi-family loans and four commercial loans.

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

         When a bank classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings bank classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. A savings bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the savings bank's Regional Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1997, the Bank had classified a total of $3.0 million of its assets as substandard, $58,000 as doubtful and none as loss. At December 31, 1997, total classified assets were $3.1 million, or .8% of the Bank's assets.

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

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In the fourth quarter of fiscal 1997, the Company provided an allowance of $1.9 million for certain loans. These loans were primarily of a commercial nature. At December 31, 1997, the Company had a total allowance for loan losses of $3.9 million, or 1.4% of loans receivable, net. See Note 4 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders filed as Exhibit 13 hereto.

         The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                      Year Ended December 31,
                                                    -------------------------------------------------------------
                                                        1997        1996         1995        1994       1993
                                                    -------------------------------------------------------------

                                                                       (Dollars in Thousands)

Balance at beginning of period.....................    $1,716     $   774        $774        $774       $  37
Beginning balance acquisition......................       ---         577         ---         ---         ---

Charge-offs:
  One-to-four family...............................        79          34           6         ---         ---

Recoveries.........................................       ---         ---         ---         ---         ---
                                                        ------    -------      ------      ------      ------

Net charge-offs....................................        79          34           6         ---         ---
Additions charged to operations....................     2,285         399           6         ---         737
                                                       ------     -------      ------      ------        ----
Balance at end of period...........................    $3,922      $1,716        $774        $774        $774
                                                       ======      ======        ====        ====        ====

Ratio of net charge-offs during the period to
   average loans outstanding during the period.....        --         .01%         --         ---%        ---%
                                                        =====        ---        =====        ===         ===

Ratio of net charge-offs during the period to
   average non-performing assets..................       3.81%       1.66%       2.99%        ---%        ---%
                                                         ====        ====        ====         ===         ===

         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                       December 31,
                                         ------------------------------------------------------------------------------
                                                  1997                      1996                      1995
                                         -----------------------  -------------------------- --------------------------
                                                      Percent                    Percent                     Percent
                                                      of Loans                   of Loans                   of Loans
                                                      in Each                    in Each                     in Each
                                                      Category                   Category                   Category
                                                      to Total                  to Total                    to Total
                                         Amount        Loans        Amount        Loans       Amount          Loans
                                       ----------  ------------   ---------    -----------  ---------    --------------
                                                                 (Dollars in Thousands)

One-to-four family..................     $    669        79.10%    $  636        82.07%      $287           84.93%
Multi-family........................          190         3.97        197         4.23         59            2.91
Commercial real estate..............        1,338         7.61        504         6.96        253            6.81
Consumer............................          548         5.38         81         2.27         18            1.17
Construction........................           72         2.57         46         3.71         22            3.50
Classified assets...................          673        ---          214        ---          108           ---
Commercial..........................          432         1.37         38          .76         21            0.68
Unallocated.........................          ---        ---          ---        ---            6           ---
                                           ------       ------     ------       -------      -----          ------
     Total..........................       $3,922       100.00%    $1,716       100.00%      $774          100.00%
                                           ======       ======     ======       ======       ====          ======


Investment Activities

         The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of December 31, 1997, the Bank's liquidity ratios (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was in compliance with applicable regulations. See "Regulation - Liquidity."

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

         At December 31, 1997, the Company's cash and interest-bearing deposits in other financial institutions totaled $31.2 million, or 8.4% of total assets. The Company also has a $6.5 million investment in the common stock of the FHLB of Cincinnati in order to satisfy the requirement for membership therein.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At December 31, 1997, the Bank was in compliance with this regulation. See "Regulation - Federal Regulation of Savings Institutions" for a discussion of additional restrictions on the Bank's investment activities.

         In November 1995, the Financial Accounting Standards Board issued a special report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, which provided technical interpretations and guidance relating to the adoption of SFAS No. 115. The guide allowed an enterprise to reassess the appropriateness of the classifications of all securities held at that time and to account for any resulting reclassification at fair value in accordance with SFAS No. 115. One-time reassessments had to be made no later than December 31, 1995. Accordingly, management reclassified approximately $32.1 million of mortgage-backed securities from "held to maturity" to "available for sale" on December 14, 1995, to reflect its intention regarding those investments. See Note 3 to the Notes to Consolidated Financial Statements.

         The following table sets forth the composition of the Company's investment portfolio at the dates indicated.


                                                                             December 31,
                                             ---------------------------------------------------------------------------------

                                                        1997                      1996                     1995
                                             ---------------------------------------------------------------------------------

                                                 Book         % of          Book        % of         Book         % of
                                                Value        Total         Value        Total       Value        Total
                                             -------------------------  ------------------------ ------------ ----------------

                                                                     (Dollars in Thousands)

Investment Securities:
  U.S. government securities................   $   501          .88%    $     794           1.50$         ---            ---%
  Federal agency obligations................    21,820        38.24        35,298          66.79       12,039          45.06
                                                ------        -----      --------         ------       ------         ------
     Subtotal...............................    22,321        39.12        36,092          68.29       12,039          45.06
                                                ------        -----                                    ------         ------
FHLB stock..................................     6,470        11.34         5,862          11.09        1,602           6.00
FHLMC stock.................................       134          .23             3          ---            ---          ---
                                               -------     --------     ---------        -------      -------        -------
     Total investment securities and
        FHLB/FHLMC stock....................    28,925        50.69        41,957          79.38       13,641          51.06
                                                ------        -----      --------         ------       ------         ------
Average remaining life of investment
   securities...............................      7.51 years                 4.78 years                   .24 years


Other Interest-Earning Assets:
  Interest-bearing deposits with banks......    22,022        38.60         2,747           5.20        2,000           7.49
  Federal funds sold........................     6,110        10.71         8,148          15.42       11,075          41.45
                                               -------      -------      --------        -------      -------         ------
     Total..................................   $57,057       100.00%      $52,852         100.00%     $26,716         100.00%
                                               =======       ======       =======         ======      =======         ======
Average remaining life or term to
 repricing of investment securities and
 other interest-earning assets, excluding
 FHLB/FHLMC stock...........................      3.32 years                 3.77 years                .12 years


         The composition and maturities of the investment securities portfolio, excluding FHLB of Cincinnati stock, are indicated in the following table.


                                                                                 December 31, 1997
                                                     -------------------------------------------------------------------------

                                                       Less Than       1 to 5         Over 5
                                                         1 Year        Years          Years      Total Investment Securities
                                                     -------------------------------------------------------------------------

                                                       Book Value    Book Value     Book Value    Book Value    Market Value
                                                     -------------------------------------------------------------------------

                                                                          (Dollars in Thousands)

U.S. government securities.......................     $     ---       $   501     $      ---    $      501       $     501
Federal agency obligations.......................         1,195           500         20,125        21,820          21,820
                                                          -----        ------         ------        ------        --------

Total investment securities......................        $1,195        $1,001        $20,125       $22,321         $22,321
                                                         ======        ======        =======       =======         =======

Weighted average yield...........................          5.14%         6.45%          6.69%         6.21%           6.21%


         Mortgage-Backed Securities. The Company had a $22.4 million portfolio of mortgage-backed securities at December 31, 1997, all of which were insured or guaranteed by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). Accordingly, management believes that the Company's mortgage-backed securities are generally more resistant to credit problems than loans, which generally lack such insurance or guarantees. Because these securities represent a pass through of principal and interest from underlying individual 30-year mortgages, such securities do present prepayment risk. Any such individual security contains mortgages that can be prepaid at any time over the life of the security. In a rising interest rate environment the underlying mortgages are likely to extend their lives versus a stable or declining rate environment. A declining rate environment can result in rapid prepayment. There is no certainty as to the security life or speed of prepayment. The geographic makeup and correlated economic conditions of the underlying mortgages also play an important role in determining prepayment. In addition to prepayment risk, interest rate risk is inherent in holding any debt security. As interest rates rise the value of the security declines and conversely as interest rates decline values rise. Adjustable-rate mortgage-backed securities have the advantage of moving their interest rate within limits with the contractual index used, subject to the risk of prepayment. Interest rate adjustments to $7.7 million of the Company's adjustable-rate mortgage-backed securities are tied to the One Year Constant Maturity Treasury Index, $9.4 million are tied to the 11th District cost of funds and $100,000 are tied to the six month treasury. At December 31, 1997, 78% of the Company's mortgage-backed securities consisted of adjustable-rate mortgage-backed securities.

         Mortgage-backed securities can serve as collateral for borrowings and, through sales and repayments, as a source of liquidity. For information regarding the carrying and market values of the Company's mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders filed as Exhibit 13 hereto. Under the OTS risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of Government National Mortgage Association securities) in contrast to the 50% risk weight carried by residential loans. See "Regulation." Management has purchased mortgage-backed securities in order to supplement loan originations and in 1994 converted a portion of its fixed-rate mortgage-backed securities to adjustable-rate mortgage-backed securities to mitigate the consequences of an entirely fixed-rate mortgage portfolio. The CMO and REMIC securities held by the Company carry certain risks. The principal represented by such securities may be repaid over a longer period than that assumed in management's initial purchase analysis which may hamper certain aspects of the Company's asset/liability management strategy. In addition, these securities have maximum interest rate caps. If and as market interest rate levels approach these caps, the value of the underlying security will decline.

         As of December 31, 1997, the Company held $500,000 of CMO and REMIC adjustable-rate securities. These securities are tied to the thirty day London Interbank Offered Rate. Management purchased these investments to supplement loan originations and to mitigate the consequences of its predominantly fixed-rate mortgage portfolio.

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at December 31, 1997.


                                        Due in         Due in            Due In Over       December 31, 1997
                                     1 to 5 years   6 to 10 years         10 Years        Balance Outstanding
                                   ---------------------------------------------------------------------------
                                                             (In Thousands)

FHLMC..........................            $237         $1,425             $10,790                 $12,452
FNMA...........................             ---            285               5,768                   6,053
CMOs and REMICs................             ---            488                 ---                     488
GNMA...........................              25            ---               3,415                   3,440
                                           ----      ---------            --------               ---------
                                           $262         $2,198             $19,973                 $22,433
                                           ====         ======             =======                 =======


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

         Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of passbook and statement savings accounts, NOW, demand and money market fund accounts, and certificate accounts ranging in terms from six months to ten years. The Company only solicits deposits from its market area and does not currently use brokers to obtain deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

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

                                                                           Year Ended December 31,
                                                            -------------------------------------------------------

                                                                   1997              1996              1995
                                                            -------------------------------------------------------

                                                                            (Dollars in Thousands)

Opening balance............................................           $233,203          $139,129          $117,529
Net deposits (withdrawals).................................            (4,220)            80,678(1)         15,359
Interest credited..........................................             17,926            13,396             6,241
                                                                      --------         ---------         ---------

Ending balance.............................................           $246,909          $233,203          $139,129
                                                                      ========          ========          ========

Net increase (decrease)....................................           $ 13,706          $ 94,074         $  21,600
                                                                      ========          ========         =========

Percent increase (decrease)................................              5.8 %             67.6%             18.4%
                                                                         ====              ====              ====


(1) Net deposit increase is primarily due to the Company's acquisition of Mayflower and Seven Hills during fiscal 1996.


         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.


                                                                           Year Ended December 31,
                                                 --------------------------------------------------------------------------
                                                           1997                     1996                   1995
                                                 --------------------------------------------------------------------------

                                                                 Percent                  Percent                  Percent
                                                  Amount        of Total    Amount       of Total    Amount        of Total
                                                  --------     ----------  -------     ----------   --------     -----------
                                                                        (Dollars in Thousands)

Transactions and Savings Deposits:
Passbook and Savings Accounts..............        $22,115         8.96%  $ 27,981          12.00%    $24,437        17.56%
NOW Accounts................................        12,186         4.94     10,074           4.32       4,269         3.07
Money Market Accounts.......................        37,182        15.06     19,664           8.43       7,046         5.07
                                                    ------        -----    -------         ------    --------       ------

Total Non-Certificates......................        71,483        28.96     57,719          24.75      35,752        25.70
                                                    ------        -----   --------         ------    --------       ------

Certificates:

 0.00 -  3.49%..............................           785          .32        971            .42         465          .33
 3.50 -  5.49%..............................        27,688        11.21     45,927          19.70      27,171        19.53
 5.50 -  7.49%..............................       146,319        59.26    121,281          52.00      68,859        49.49
 7.50 -  9.49%..............................           634          .25      7,305           3.13       6,882         4.95
                                                ----------     --------   --------         ------    --------       ------

Total Certificates..........................       175,426        71.04    175,484          75.25     103,377        74.30
                                                   -------        -----   --------         ------    --------       ------
Total Deposits..............................      $246,909       100.00%  $233,203         100.00%   $139,129       100.00%
                                                  ========       ======   ========         ======    ========       ======

         The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1997.


                                                     0.00-      3.50-          5.50-        7.50-                      Percent
                                                     3.49%      5.49%          7.49%        9.49%         Total        of Total
                                                   -------     ------      --------      -------        ------       -----------
                                                                           (Dollars in Thousands)
Certificate accounts maturing in quarter ending:
-----------------------------------------------


March 31, 1998...................................      $223         $7,869       $14,228     $    ---       $22,320       12.72 %
June 30, 1998....................................        77          8,998        12,820          ---        21,895       12.48
September 30, 1998...............................        92          3,368        17,659          ---        21,119       12.04
December 31, 1998................................        23          1,861        15,851           35        17,770       10.13
March 31, 1999...................................        69          1,991         9,930          ---        11,990        6.83
June 30, 1999....................................       118            733        16,015          131        16,997        9.69
September 30, 1999...............................        15            386        14,987          ---        15,388        8.77
December 31, 1999................................        34          1,326        14,743          ---        16,103        9.18
March 31, 2000...................................        33            602        19,604          ---        20,239       11.54
June 30, 2000....................................         2            354         3,678          ---         4,034        2.30
September 30, 2000...............................         3            ---         1,699           51         1,753        1.00
December 31, 2000................................        97            ---         1,965           39         2,101        1.20
Thereafter.......................................      ---             200         3,139          378         3,717        2.12
                                                    -------     ----------    ----------        -----       -------    --------

   Total.........................................      $786        $27,688      $146,318         $634      $175,426      100.00%
                                                       ====        =======      ========         ====      ========      ======

   Percent of total..............................       .45%         15.78%        83.41%         .36%       100.00%
                                                       ====         ======         =====          ===        ======


         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1997.

                                                                   Maturity
                                         --------------------------------------------------------------------------
                                                              Over           Over
                                             3 Months        3 to 6         6 to 12         Over
                                             or Less         Months         Months        12 months       Total
                                         ---------------------------------------------------------------------------
                                                                                   (In Thousands)
Certificates of deposit less
 than $100,000..........................    $20,012        $19,027         $35,757        $80,406      $155,202
Certificates of deposit of
 $100,000 or more.......................      2,308          2,868           3,132         11,916        20,224
                                            --------       -------          ------        -------       -------
Total certificates of deposit...........    $22,320        $21,895         $38,889        $92,322      $175,426
                                            ========       =======         =======        =======      ========


         Borrowings. Another source of funds includes advances from the FHLB of Cincinnati. As a member of the FHLB of Cincinnati, the Bank is required to own capital stock and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and includes a range of maturities. The FHLB of Cincinnati may prescribe the acceptable uses to which these advances may be put, as well as limitations in the size of the advances and repayment provisions.

         Beginning in 1995, the Bank utilized a higher level and a wider variety of FHLB advances than it had in the past. These advances were utilized for increased investments and lending. The FHLB advances were secured by the Bank's blanket agreement for advances and security agreement and are not tied to specific investments or loans. Fixed rate advances of $20 million were taken to fund the purchase of callable securities. The remainder of the borrowing was variable-rate or fixed-rate in nature and was intended to fund mortgages.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                                         Year Ended December 31,
                                                                -----------------------------------------

                                                                    1997          1996          1995
                                                                -----------  ------------  -------------

                                                                           (In Thousands)
Maximum Balance:
  FHLB advances...............................................     $113,112      $102,602      $31,528

Average Balance:
  FHLB advances...............................................     $ 86,929      $ 76,837      $12,985


         The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.


                                                                               December 31,
                                                                ----------------------------------------

                                                                     1997          1996         1995
                                                                ------------- -----------  -------------

                                                                       (Dollars in Thousands)

FHLB advances.................................................      $68,339      $102,602      $31,528

Weighted average interest rate of
 FHLB advances................................................         5.85%         5.84%        6.11%


Service Corporation Activities

         Federal savings institutions generally may invest a limited percentage of their assets in service corporations. In addition, federal savings institutions may invest up to 50% of their regulatory capital in conforming loans to their service corporations. In addition to investments in service corporations, federal savings institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which federal savings institutions may engage directly.

         At December 31, 1997, the Bank had a net book value investment of $20,000 in Springfield- Home Community Reinvestment Corporation
("Springfield-Home"), a 50%-owned service corporation, for low income housing lending.

         Additionally, at December 31, 1997, the Bank had a net book investment of $115,900 in West Central Financial Services, an operating subsidiary created to generate consumer lending that does not overlap with the Company's current consumer lending.

Competition

         The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, other savings institutions, credit unions and mortgage bankers making loans secured by real estate located in the Company's market areas. The Company competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, and loan fees it charges, and the types of loans it originates.

         The Company attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from commercial banks, other savings institutions, credit unions and brokerage firms located in the same communities. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.


                                   REGULATION
General

         The Bank is a federally chartered savings bank. Accordingly, the Bank is subject to broad federal regulation extending to all its operations. The Bank is a member of the FHLB of Cincinnati and subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As a savings and loan holding company, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and their deposits are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Banks.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Institutions

         The OTS has extensive authority over the operations of federal savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require an institution to provide for higher general or specific loan loss reserves. All federal savings institutions are subject to a quarterly assessment, based upon the institution's total assets, to fund OTS operations. The Bank's OTS assessment for the fiscal year ended December 31, 1997 was $128,117.

         The OTS also has extensive enforcement authority over all federal savings institutions and their holding companies, including the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and they are prohibited from engaging in any activities not permitted by such laws. For instance, no federal savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

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

         Regulatory Capital Requirements. The Bank is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth the amount and percentage level of regulatory capital of the Bank at December 31, 1997, and the amount by which it exceeds the minimum requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Risk-based (or total) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets.



                                                   At December 30, 1997
                                            -------------------------------
                                               Amount              Percent
                                            ---------------    ------------

                                            (In thousands)

Tangible capital.......................        $41,897              11.4%
Requirement............................          5,507               1.5
                                               -------              ----
Excess.................................         36,390               9.9
                                                ======              ====

Core capital...........................        $41,897              11.4%
Requirement............................         11,014               3.0
                                                ------              ----
Excess.................................         30,883               8.4
                                                ======              ====

Risk-based capital.....................        $44,330              21.6%
Risk-based requirement.................         16,409               8.0
                                                ------              ----
Excess.................................         27,921              13.6
                                                ======              ====


         Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk).

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure the impact of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of that excess exposure from its total capital when determining its level of risk-based capital. In general, an association with less than $300 million in assets and a risk-based implementation of the interest rate risk component, the OTS may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank's capital at December 31, 1997, met the standards for a well- capitalized institution.

Insurance of Accounts and Regulation by the FDIC

         The Bank's deposits are insured by the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

         On September 30, 1996, federal legislation was enacted that required the SAIF to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. The SAIF special assessment, which was paid to the FDIC in November 1996, was approximately $798,000 for Springfield and $271,000 for Mayflower. These amounts were accrued by the Company at September 30, 1996 by a charge to earnings.

         As a result of the SAIF recapitalization, the FDIC amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective January 1, 1997, the SAIF insurance premium range was 0 to 27 basis points per $100 of domestic deposits. The Bank qualifies for the minimum SAIF assessment.

         Additionally, the FDIC has imposed a Financing Corporation ("FICO") obligation assessment on SAIF- assessable deposits for the first semi-annual period of 1998 equal to 6.48 basis points per $100 of domestic deposits, as compared to a FICO assessment on BIF-assessable deposits for that same period equal to 1.30 basis points per $100 of domestic deposits.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1997, the Bank had intangible assets of mortgage servicing rights of $39,795 and goodwill of $3,581,000.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. The Bank's subsidiaries are includable subsidiaries.

         At December 31, 1997, the Bank had tangible capital of $41.9 million, or 11.4% of adjusted total assets, which is $36.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 1997, the Bank had no intangibles which were subject to these tests. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

         At December 31, 1997, the Bank had core capital equal to $41.9 million, or 11.4% of adjusted total assets, which is $30.9 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1997, the Bank had no capital instruments that qualify as supplementary capital and $2.4 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 1997.

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

         On December 31, 1997, the Bank had total capital (as defined above) of $44.3 million (including $41.9 million in core capital and $2.4 of general loss reserves) and risk-weighted assets of $199.6 million; or total capital of 21.6% of risk-weighted assets. This amount was $27.9 million above the 8% requirement in effect on that date.

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

         Generally, savings associations that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

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

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMELS 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity

         All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. At December 31, 1997, the Bank was in compliance with its regulatory liquidity ratio.

Qualified Thrift Lender Test

         All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1997, the Bank met the test and has always met the test since its effective date.

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

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Banks, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 1997 and received a rating of satisfactory.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Springfield-Home is not deemed an affiliate; however, the OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

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

Holding Company Regulation

         The Company is a unitary savings and loan Company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan company. See "- Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. (See "--Liquidity.")

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati. At December 31, 1997, the Bank had $6.5 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank had received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 5.37% and were 6.11% for 1997.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

         For the year ended December 31, 1997, dividends paid by the FHLB of Cincinnati to the Bank totaled $395,289, which constituted a $136,572 increase over the amount of dividends received in 1996.

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

         Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At December 31, 1997, the 6% and 12% limitations restricted the percentage bad debt deduction available to the Bank.

         In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Banks, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1996, provided the institution meets certain residential lending requirements.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1997, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1997, the Bank's excess for tax purposes totaled approximately $8.7 million.

         The Company files consolidated federal income tax returns with the Bank and its subsidiaries. Savings institutions, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings institution members of the consolidated group that are functionally related to the activities of the savings institution member.

         The Company has not been audited by the IRS during the last five years.

         Ohio Taxation. The Bank is subject to an Ohio franchise tax based on their net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net taxable value of stock is taxed at a rate of 1.5% for 1997.

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


                Name                        Age         Positions Held with the Company
-----------------------------------------------------------------------------------------------

John W. Raisbeck                             58         President and Chief Executive Officer
Thomas A. Estep                              47         Vice President, Treasurer and Chief
                                                        Financial Officer
John T. Heckman                              46         Executive Vice President
Gary L. Hicks                                46         Executive Vice President
Robert P. Brezing                            53         Senior Vice President


          The business experience of each executive officer of the Company is set forth below.

          John W. Raisbeck. Mr. Raisbeck is President and Chief Executive Officer of the Company and the Bank, a position he has held since May 7, 1997. Mr. Raisbeck has been in the banking industry for over 30 years. Prior to joining the Company, Mr. Raisbeck was associated with several financial institutions, including: Manufacturers Hanover Trust Company, New York, New York, where he was Assistant Vice President, National Division; United States Trust Company, New York, New York, where he was Vice president and Manager of the Southeastern Region for Corporation Banking; Charleston National Bank, Charleston, West Virginia, where he was an Executive Vice President of the Commercial and Retail Banking Group; Bank One, Youngstown, Ohio, where he was Executive Vice President and Credit Policy Officer; and most recently Liberty State Bank, Twinsburg, Ohio, where he served as President and Chief Executive Officer.

          Thomas A. Estep. Mr. Estep is Vice President, Treasurer and Chief Financial Officer of the Company and the Bank. He was appointed as Treasurer in 1984 and as Vice President and Chief Financial Officer in 1993. Mr. Estep is responsible for all data processing, accounting and investing functions.

          John T. Heckman. Mr. Heckman is Executive Vice President, Operations and Administration of the Company and the Bank. Mr. Heckman has responsibility for all operational areas of banking activity other than lending. From 1987 to April 1995, Mr. Heckman served as an Assistant Director at the Office of Thrift Supervision.

          Gary L. Hicks. Mr. Hicks is Executive Vice President of Mortgage lending. Mr. Hicks has responsibility for all mortgage banking functions. Prior positions he has held include Chief Executive Officer for a mortgage services company and senior manager for a major Ohio Bank.

          Robert P. Brezing. Mr. Brezing is Senor Vice President of the Company and the Bank, positions he has held since October 1997. He is manager of Business Banking responsible for all commercial loans, commercial real estate and all consumer loans. From 1988 to 1997, Mr. Brezing served as Vice President of Banc One Corporation, Columbus, Ohio.

Employees

         At December 31, 1997, the Company and its subsidiary had a total of 99 employees, including three part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Properties

         The Company conducts its business at its main office, which also serves as executive office and the Bank's nine branch offices located in its market area. The following table sets forth information relating to each of the Company's offices as of December 31, 1997.


                                                                          Total                 Net Book
                                                    Date               Approximate              Value at
                 Location                         Acquired            Square Footage       December 31, 1997
-----------------------------------------       ------------          --------------       -----------------
                                                                                            (In Thousands)
Main Office:
  28 E. Main Street                                1900                   5,721                 $1,014
  Springfield, Ohio

Branch Offices:
  7601 Dayton Springfield Road                     1983                   2,528                     41
  Enon, Ohio

  210 N. Main Street                               1987                   2,369                    349
  New Carlisle, Ohio

  1480 Upper Valley Pike                           1950                   3,777                    389
  Springfield, Ohio

  50 Kahoe Lane                                    1993                   2,369                    381
  Yellow Springs, Ohio

  3216 Seajay Drive                                1996                   1,925                    283
  Beavercreek, Ohio

  8370 Colerain Avenue                             1996                   4,800                    460
  Cincinnati, Ohio

  1440 Main Street                                 1996                   3,800                    330
  Cincinnati, Ohio

  4860 Hunt Road                                  Leased                  1,008                      6
  Cincinnati, Ohio

  6570 Gracely Drive                               1996                   1,200                     12
  Cincinnati, Ohio

         The Company owns all but one of its offices. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1997 was $3.7 million. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto.

         The Company conducts its data processing through a service bureau. The net book value of the data processing and computer equipment utilized by the Company at December 31, 1997 was approximately $201,000.

Item 3.  Legal Proceedings

         The Company and its subsidiary are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of pending proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company, the Bank or its subsidiary in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.


                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         Page 7 of the Company's 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Selected Financial Data

         Pages 8 and 9 of the Company's 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 10 through 25 of the Company's 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Board of Directors meets at least [quarterly] to review the Company's interest rate risk position and profitability. The Board of Directors also reviews the Company's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Company's objectives in the most effective manner. In addition, the Board anticipates reviewing on a [quarterly] basis the Company's asset/liability position, including simulations of the effect on the Company's capital of various interest rate scenarios.

         In managing its asset/liability mix, the Company, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, often places more emphasis on managing net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates.

         The primary objective of the Company's investment strategy is to provide liquidity necessary to meet funding needs as well as to address daily, cyclical and long-term changes in the asset/liability mix, while contributing to profitability by providing a stable flow of dependable earnings. Investments generally include interest-bearing deposits in other federally insured financial institutions, FHLB stock and U.S. Government securities.

         Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company's asset/liability management policies.

         The Company's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. Consequently, the results of operations are heavily influenced by the levels of short-term interest rates. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis. For additional information regarding market risk, see pages 8 to 20 of the Company's Annual Report to Stockholders.


Item 8.  Financial Statements and Supplementary Data

         Pages 27 through 61 of the Company's 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 9.  Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure

         As of December 31, 1997, there has been no Current Report on Form 8-K filed reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 28, 1998 (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation"), a copy of which will be filed not later than 120 days after the close of the fiscal year. For information concerning executive officers of the Company who are not also Directors, see "Executive Officers" in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 28, 1998 (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation"), a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 28, 1998 (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation"), a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 28, 1998 (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation"), a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


         (a) (1)  Financial Statements:

         The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1997, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                                       Pages in
                                                                        Annual
              Annual Report Section                                     Report
              ----------------------                                  ----------
Consolidated Balance Sheets at
  December 31, 1997 and 1996.........................................     27
Consolidated Statements of Income for the Years Ended
  December 31, 1997, 1996 and 1995...................................  28-29
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1997, 1996 and 1995...............  30-31
Consolidated Statements of Cash Flows for Years Ended
  December 31, 1997, 1996 and 1995...................................  32-33
Notes to Consolidated Financial Statements...........................  34-61
Independent Auditors' Report.........................................     26


         (a) (2)  Financial Statement Schedules:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

         (a) (3)  Exhibits:


                                                                       Reference to Prior
    Regulation                                                          Filing-or-Exhibit
    S-K Exhibit                                                         Number Attached
      Number                  Document                                       Hereto
----------------              --------                                 -------------------
         2          Plan of acquisition, reorganization,                      None
                    arrangement, liquidation or
                    succession
         3 (i)      Certificate of Incorporation                               *
         3 (ii)     Bylaws                                                     *
         4          Instruments defining the rights of                         *
                    security holders, including
                    indentures
         9          Voting trust agreement                                    None
        10          Material contracts:
                    (a)    1995 Stock Option and                               **
                           Incentive Plan
                    (b)    Management Recognition Plan                         **
                    (c)    Employment Agreement with                           **
                           Jerry R. Mills
                    (d)    Employment Agreement with                           **
                           Thomas A. Estep
                    (e)    Employment Agreement with                          ***
                           John T. Heckman
                    (f)    Employment Agreement with                         10(f)
                           John W. Raisbeck
                    (g)    Employment Agreement with                         10(g)
                           Gary L. Hicks
                    (h)    Employment Agreement with                         10(h)
                           Robert P. Brezing
                    (i)    1998 Omnibus Incentive Plan                       10(i)
        11          Statement re computation of per                           None
                    share earnings
        12          Statements re computation of ratios                       None
        13          Annual report to security holders                          13



                                                                       Reference to Prior
    Regulation                                                          Filing-or-Exhibit
    S-K Exhibit                                                         Number Attached
      Number                  Document                                       Hereto
----------------              --------                                 -------------------
        16          Letter re change in certifying                             16
                    accountant
        18          Letter re change in accounting                            None
                    principles
        21          Subsidiaries of the registrant                             21
        22          Published report regarding matters                        None
                    submitted to vote of security holders
        23          Consents of experts and counsel                            23
        24          Power of attorney                                         None
        27          Financial data schedule                                    27
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

      (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WESTERN OHIO FINANCIAL CORPORATION



Date: March 31, 1998            By:  /s/John W. Raisbeck
                                     ----------------------------------------
                                     John W. Raisbeck, President and Chief
                                     Executive Officer
                                     (Duly Authorized Representative)






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    /s/John W. Raisbeck                                          By:  /s/David L. Dillahunt
       --------------------------------------------------                -----------------------------------------------------
       John W. Raisbeck, President and Chief                             David L. Dillahunt, Chairman of
       Executive Officer                                                 the Board
       (Principal Executive Officer)

Date: March 31, 1998                                                Date: March 31, 1998

By:    /s/Howard V. Dodds                                           By:  /s/John E. Field
       --------------------------------------------------                -----------------------------------------------------
       Howard V. Dodds, Director                                         John E. Field, Director



By:    /s/Carl E. Mumma                                             By:  /s/William N. Scarff
       --------------------------------------------------                -----------------------------------------------------
       Carl E. Mumma, Director                                           William N. Scarff, Director

       Date: March 31, 1998                                         Date: March 31, 1998


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

Date: March 31, 1998                                                Date: March 31, 1998
