Form 10-Q
period 1998-03-31
WESTERN OHIO FINANCIAL CORP
filed 1998-05-14
CIK 920769

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998                  Commission File Number 0-24120


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


                                 YES [X] NO [ ]


As of May 5, 1998 there were 2,347,236 shares of the Registrant's common stock issued and outstanding.

                                               INDEX


                                 WESTERN OHIO FINANCIAL CORPORATION
                                 ----------------------------------
PART I.           FINANCIAL INFORMATION                                                      Pages
-------           ---------------------                                                      -----
Item 1.  Financial Statements:

                  Condensed Balance Sheets . . . . . . . . . . . . . . . . . . . .            3

                  Condensed Statements of Income . . . . . . . . . . . . . . . . .            4

                  Consolidated Statements of Comprehensive Income  . . . . . . . .            5

                  Condensed Statements of Cash Flows . . . . . . . . . . . . . . .            6

                  Notes to Condensed Financial Statements  . . . . . . . . . . . .            7-9


Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations  . . . . . . . . .           10-14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk: . . . . . . .           14


PART II.          OTHER INFORMATION
--------          -----------------

Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . .           15

Item 6.    Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16

                                 WESTERN OHIO FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            (Unaudited)
                                                                       March 31,      December 31,
(Dollars in thousands)                                                   1998             1997
--------------------------------------------------------------------------------------------------
                               ASSETS

Cash and cash equivalents                                              $ 40,604         $ 31,239
Securities available for sale, at fair value                             21,223           22,455
Mortgage-backed securities available for sale, at fair value             21,140           22,433
Loans receivable, net                                                   264,405          277,731
Real estate owned                                                            56               56
Federal Home Loan Bank stock, at cost                                     6,586            6,470
Premises and equipment, net                                               3,897            3,924
Other assets                                                              4,057            4,099
Goodwill                                                                  3,458            3,581
--------------------------------------------------------------------------------------------------

Total Assets                                                           $365,426         $371,988
==================================================================================================


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                                       $256,188         $246,909
Advances from the Federal Home Loan Bank of Cincinnati                   53,828           68,339
Other liabilities                                                         1,820            2,140
--------------------------------------------------------------------------------------------------

                 Total Liabilities                                      311,836          317,388
--------------------------------------------------------------------------------------------------

Stockholders' equity:
Common stock                                                                 26               26
Additional paid-in capital                                               40,469           40,458
Unrealized gain on securities available for sale,
  net of income taxes                                                       168              309
Deferred management recognition plan expense                               (355)            (396)
Unallocated shares held by employee stock ownership plan                 (1,488)          (1,547)
Treasury stock; 292,764 and 261,565 shares at cost respectively          (6,284)          (5,448)
Retained earnings (substantially restricted)                             21,054           21,198
--------------------------------------------------------------------------------------------------

                 Total Stockholders' Equity                              53,590           54,600
--------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                             $365,426         $371,988
==================================================================================================

See Notes to Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                         For the Quarter Ended
                                                                March 31,
(Dollars in thousands except per share amounts)           1998            1997
-------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                            $ 5,437         $ 5,696
  Interest and dividends on investment securities           787             691
  Interest on mortgage-backed securities                    367             602
  Other interest income                                     149             125
-------------------------------------------------------------------------------

    Total interest income                                 6,740           7,114
-------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                                    3,183           2,936
  Interest on borrowings                                    972           1,495
-------------------------------------------------------------------------------

    Total Interest expense                                4,155           4,431
-------------------------------------------------------------------------------

Net interest income                                       2,585           2,683
Provision for losses on loans and securities                 --              67

Net Interest income after provision for losses            2,585           2,616

Gain on sale of investments                                 173              41

Other income                                                220             226

Other expense                                            (2,262)         (2,323)
-------------------------------------------------------------------------------

    Income before income tax expense                        716             560

Income tax expense                                          281             228
-------------------------------------------------------------------------------

  Net Income                                            $   435         $   332
===============================================================================
Fully diluted earnings per common
  and common equivalent share                           $  0.19         $  0.14
===============================================================================
See Notes to Consolidated Financial Statements

                       WESTERN OHIO FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                         For the quarter ended
                                                                March 31,
(Dollars in thousands)                                     1998          1997
------------------------------------------------------------------------------

Net income                                                $ 435         $ 332
Other comprehensive income, net of tax:
Unrealized gains / (losses) arising during period            32          (433)
Less:  reclassification adjustment for accumulated
  gains/losses included in net income                      (173)          (41)
------------------------------------------------------------------------------

Other comprehensive income                                 (141)         (474)
------------------------------------------------------------------------------

Comprehensive income                                      $ 294         $(142)
==============================================================================

                                 WESTERN OHIO FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                           For the Quarter Ended
                                                                                 March 31,
(Dollars in thousands except per share amounts)                            1998             1997
--------------------------------------------------------------------------------------------------
Cash flows from operating activities                                     $    868         $   (312)
--------------------------------------------------------------------------------------------------

  Federal Home Loan Bank Stock:  Purchases                                     --              (25)
  Loans:
    Originations                                                           (8,002)         (19,403)
    Collections                                                            21,289            9,325
    Sales                                                                      --            1,110
  Mortgage-backed securities:
    Collections                                                             1,293              934
  Investment securities:
    Purchases                                                                  --           (1,001)
    Maturities                                                              1,000            1,300
    Sales                                                                     151               --
  Property and equipment:
    Additions                                                                 (56)            (163)
    Sale proceeds                                                              --              158
--------------------------------------------------------------------------------------------------

        Net cash provided by investing activities                          15,675           (7,765)
--------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net increase (decrease) in savings deposits                               9,286            5,249
  Net decrease in advances from borrowers for taxes and insurance            (486)            (194)
  Dividends paid                                                             (603)            (580)
  Advances from Federal Home Loan Bank:
    Net borrowings                                                             --           10,600
    Repayments                                                            (14,512)          (6,921)
  Stock options, net                                                          (27)             163
  Treasury stock repurchase                                                  (836)              --
--------------------------------------------------------------------------------------------------

        Net cash provided (used) by financing activities                   (7,178)           8,317
--------------------------------------------------------------------------------------------------

Net Increase (decrease) in cash and cash equivalents                        9,365              240

Cash and cash equivalents:
  Beginning                                                                31,239           15,611
--------------------------------------------------------------------------------------------------

  Ending                                                                 $ 40,604         $ 15,851
==================================================================================================

See Notes to Consolidated Financial Statements

                       WESTERN OHIO FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements

1.       Principles of consolidation:
         ----------------------------

         The financial statements for 1998 are presented for Western Ohio Financial Corporation ("the Company") and its wholly-owned subsidiary, Cornerstone Bank ("Cornerstone"), a combination of the former Springfield Federal Savings Bank ("Springfield"), Mayflower Federal Savings Bank ("Mayflower"), and Seven Hills Savings Association ("Seven Hills"). The statements of financial condition for the three months ended March 31, 1998, are for the Company and Cornerstone. The statements of income for the three months ended March 31, 1998 and 1997, are for the Company and Cornerstone ("formerly Springfield, Mayflower and Seven Hills").

2.       Basis of presentation:
         ----------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The financial data and results of operations for periods presented may not necessarily reflect the results to be anticipated for the entire year.

3.       Earnings per common and common equivalent share:
         ------------------------------------------------

         Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed by dividing income available to common shareholders by the potential dilution of securities that could share in earnings such as stock options, warrants or other similar items. The basic weighted average number of common shares outstanding during the three month period ended March 31, 1998 and March 31, 1997 were 2,273,965 and 2,199,435 respectively. The diluted weighted average number of common shares giving effect to options outstanding during the three month period ended March 31, 1998 and March 31, 1997 were 2,334,542 and 2,241,093 respectively.

4.       Recent accounting pronouncements
         --------------------------------

         Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities, was adopted by the Company in 1997. SFAS No. 125 revises the accounting for transfers of financial assets such as loans and securities, and for distinguishing between sales and secured borrowings. The adoption of the portions of SFAS No. 125 relating to securities lending, repurchase agreements and other similar transactions are not required to be adopted until 1998. SFAS No. 125 did not have a material impact on the Bank's financial statements, nor are the portions to be adopted in 1998 expected to materially impact the financial statements.

         SFAS No. 128, Earnings Per Share, became effective for the Company in 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other similar items.

        SFAS No. 129, Disclosures of Information about Capital Structure, consolidated existing accounting guidance relation to disclosure about a Company's capital structure. Public companies generally have always been required to make disclosures now required by SFAS No. 129 and, therefore, SFAS No. 129 did not impact the Company's disclosures.

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for the Company in 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, changes the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 becomes effective for the Company in 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Impact of Inflation and Changing Prices, The consolidated financial statements and related data presented herein have been prepared according to generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. An exception to historical cost presentation is the valuation of securities available for sale under FASB No. 115. The primary assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services.

         Forward-Looking Statements, When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

         Impact of the Year 2000, The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing is performed primarily by a third-party service bureau with part of its processing being performed in-house; however software and hardware utilized are under maintenance agreements with third-party vendors, consequently the Company is very dependent on those vendors to conduct its business. The Company has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that its primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1998, allowing the Company adequate time for testing. Certain other vendors have not yet responded, however. The Company will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on its financial position or results of operations. However, there can be no assurance that the vendors systems will be 2000 compliant. Consequently the Company could incur incremental costs to convert to another vendor. The Company has identified certain of its hardware and software equipment that will not be Year 2000 compliant and intends to purchase new equipment and software prior to December 31, 1998. These capital expenditures are expected to total approximately $185,000.

FINANCIAL CONDITION
-------------------

         Western Ohio Financial Corporation ("the Company") is the holding company of Cornerstone Bank formerly Springfield Federal Savings Bank, Mayflower Federal Savings Bank, and Seven Hills Savings Association. Consolidated assets of the Company totaled $365.4 million at March 31, 1998, a decrease of $6.6 million from the December 31, 1997, total of $372.0 million. The decrease in assets is primarily the result of a decrease of $13.3 million in loans receivable offset by an increase of $9.4 million in cash and cash equivalents. Liabilities decreased $5.6 million primarily due to a decrease in Federal Home Loan Bank advances of $14.5 million offset by an increase in savings deposits of $9.3 million.

         Loans receivable decreased $13.3 million during the three months ended March 31, 1998, decreasing from $277.7 million as of December 31, 1997 to $264.4 million on March 31, 1998. This decrease is in response to management's decision to place greater emphasis on selling one-to-four family loans in the secondary market. Management made the decision to emphasize selling loan production due to its anticipation of a flat interest rate yield curve in 1998. Management believes that interest margins are too small to justify placing the product in portfolio at this time. Management believes that it can achieve greater returns through secondary market sales on a servicing released basis.

         In December 1997, the Company established an additional provision for loan losses of $2.3 million. Management identified potential losses and increased its provision for several problem loans during the fourth quarter of 1997. These loans were primarily of a commercial nature. Management believes that the allowance of $3.9 million is adequate given the area economic conditions and its loan portfolio composition. The Company reviewed its allowance for loan losses as of March 31, 1998, and believes that no further allowances are necessary. In addition, the Company is aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans.

         Cash and cash equivalents increased by $9.4 million to $40.6 million on March 31, 1998, from $31.2 million on December 31, 1997. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions.

         Investment securities available for sale decreased $1.2 million or 5.4% from $22.4 million at December 31, 1997, to $21.2 million on March 31, 1998. The decrease is the result of principal repayments in addition to the sale of a $134,000 investment.

         The Company's mortgage-backed securities available for sale decreased by $1.3 million or 5.8% from $22.4 million on December 31, 1997, to $21.1 on March 31, 1998. This was due to principal repayments on existing mortgage-backed securities available for sale. A portion of these securities is often referred to as derivatives. The derivative securities are all adjustable rate in nature and were not "high risk" securities under the criteria set forth by the Federal Financial Institutions Examination Council ("FFIEC").

         The investment in the stock of the Federal Home Loan Bank of Cincinnati increased by $116,000 from $6.5 million at December 31, 1997, to $6.6 million at March 31, 1998. The increase is due primarily to the stock dividends paid by the Federal Home Loan Bank. This investment is dictated by Cornerstone's membership in the Federal Home Loan Bank and is a factor of the institution's borrowings and total assets. Currently, dividends on such stock are paid primarily in the form of additional shares of stock.

         Other assets decreased by $42,000 over the three months ended March 31, 1998, primarily due to the decrease in prepaid expenses.

         Deposits increased by $9.3 million during the three months ended March 31, 1998. This increase is generally due to Cornerstone's aggressive attempt to increase deposits, especially in its checking account base.

         Advances from the Federal Home Loan Bank of Cincinnati decreased by $14.5 million or 21.2% as the result of repayment of borrowings. The repayment of the borrowings was a result of the decrease in net loans receivable in the first quarter of 1998. The advances are fixed rate advances utilized by Cornerstone.

         Other liabilities decreased $320,000 from $2.1 million on December 31, 1997, to $1.8 million on March 31, 1998. This decrease is due to a decrease in escrow holdings as the first half 1997 property taxes were paid in the first quarter of 1998. The decrease in escrow holdings was partially offset by an increase in the federal income tax liability the payment for which was not due until April 15, 1998.

         Total stockholders' equity decreased $1.0 million from $54.6 million at December 31, 1997, to $53.6 million at March 31, 1998. This decline is primarily due to an increase in treasury stock repurchases.

         As of March 31, 1998, the Company had commitments to make $.4 million of residential loans and no nonresidential mortgage loans. It is expected that these loans will be funded within 30 days. The Company also had $1.1 million in commitments to fund loans on residential properties under construction. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $0.8 million and unused home equity lines of credit were $5.4 million. Commitments to originate nonmortgage loans totaled $0.1 million.

CAPITAL RESOURCES AND LIQUIDITY OF CORNERSTONE BANK
---------------------------------------------------

         The Office of Thrift Supervision (OTS) has three minimum regulatory capital standards. During the three months ended March 31, 1998, the Bank continued to comply with all three requirements. The following is a summary of the Bank's approximate regulatory capital position, in dollars (millions) and as a percentage of regulatory assets, at March 31, 1998.

                          Actual            Required           Excess
                      -------------      -------------     --------------
Tangible Capital      $42.5    11.8%     $ 5.4    1.5%     $37.1    10.3%
Core Capital          $42.5    11.8%     $14.6    4.0%     $27.9     7.8%
Risk-Based Capital    $44.9    22.2%     $16.1    8.0%     $28.8    14.2%

         Federal regulations require the Bank to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less for the preceding calendar quarter. This regulation changed in December 1997 by modifying the requirement to be 4% instead of 5% for overall liquidity and eliminating the short term requirement of 1%. In addition, the regulation now allows for mortgage-backed and other securities to be included as part of liquid assets without any term limitation. Liquidity is measured by cash and certain investments that are not committed, pledged, or required to liquidate specific liabilities. The following is a summary of Cornerstone's regulatory liquidity ratio.


                   March 31,      December 31,     September 30,    June 30,
                     1998             1997             1997           1997
                     ----             ----             ----           ----
Liquid Assets        26.4%            23.0%            5.7%           5.1%


         The above tables pertain only to Cornerstone. The resources of the Company are not considered in meeting the above requirements.

RESULTS OF OPERATIONS
---------------------


General
-------

         For the three months ended March 31, 1998, net income increased by $103,000 compared to the three months ended March 31, 1997. The largest factor in the increase was a sale of Federal Home Loan Mortgage Corporation stock which had been held available for sale.

Interest Income
---------------

         For the three months ended March 31, 1998, interest income decreased by $374,000 compared to the three months ended March 31, 1997, from $7.1 million to $6.7 million. Interest and fees on loans decreased by $259,000 for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. This is due primarily to the decline in total outstanding loans receivable. Interest and dividends on investment securities increased $96,000 during the three months ended March 31, 1998, over the three months ended March 31, 1997 due to an increase in federal funds held. Interest on mortgage backed securities decreased $235,000 mostly as a result of repayments. Other interest income increased modestly by $24,000 as more dividend income was earned on Federal Home Loan Bank stock.

Interest Expense
----------------

         Interest expense decreased by $276,000, from $4.4 million for the three months ended March 31, 1997, as compared to $4.1 million for the three months ended March 31, 1998. The decrease was primarily due to the decrease in the level of borrowing from the Federal Home Loan Bank. Funds from the repayment of loans were used to repay the amount owed to the Federal Home Loan Bank. Management has aggressively marketed its deposit programs using the funds to repay Federal Home Loan Bank Advances. The interest on borrowings decreased $523,000 from $1.5 million for the three months ended March 31, 1997, to $1.0 million for the three months ended March 31, 1998. These borrowings were fixed rate in nature.

Net Interest Income
-------------------

         Net interest income decreased $98,000 to $2.6 million for the three months ended March 31, 1998, as compared to $2.7 million for the three months ended March 31, 1997. This is primarily due to the decline in total outstanding loans receivable. In addition, the repayment of Federal Home Loan Bank advances and the increase in deposits contribute to the change in the interest composition affecting net interest income.

Allowance for Loan and Lease Losses
-----------------------------------

         There was no additional amount added to the provision for loan and lease losses during the first three months of 1998. As discussed in the financial condition section, management believes that the fourth quarter 1997 addition to the allowance provides an adequate allowance based upon the portfolio composition and levels of classified assets.

Gain on Sale of Investments
---------------------------

         There was a $148,000 gain on sale of Federal Home Loan Mortgage Corporation stock and a $25,000 gain on the sale of loans during the three month period ended March 31, 1998. There was a $41,000 gain on the sale of loans in the period ending March 31, 1997.

Other Income
------------

         Other income increased from $226,000 for the three months ended March 31, 1997, to $245,000 for the three months ended March 31, 1998. This increase is related to increased efforts to generate service fees by Cornerstone with its checking account program. Management is actively taking steps to increase this area of income generation.

Other Expense
-------------

         Total other expense decreased by $61,000, from $2.3 million for the three month period ended March 31, 1997, compared to $2.2 million for the three month period ended March 31, 1998. This is due in part to a reduction in the franchise tax payable at the parent level as well as a reduction in operating expenses due to the conversion of Mayflower and Seven Hills into Cornerstone in August 1997.

Income Tax Expense
------------------

         Income tax expense increased $53,000 in the period ended March 31, 1998, as a result of changes in earnings before taxes.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

         There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 1998 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                                     PART II
                                     -------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         a) On April 28, 1998, the Company held its Annual Meeting of Stockholders.

         b)       At the meeting, David L. Dillahunt, Howard V. Dodds, and John
                  W. Raisbeck were elected as directors for terms to expire in 2001.

         c)       Stockholders voted on the following matters:

                  (i) The election of the following three directors of the Company;

                                                                                      Broker
                   Votes:                    For       Vote Withheld    Abstain    Non-Votes
                   ------                    ---       -------------    -------    ---------
                   David L. Dillahunt     2,134,919        57,801          --          --

                   Howard V. Dodds        2,130,401        62,319          --          --

                   John W. Raisbeck       2,133,140        59,580          --          --


                  (ii)     The approval of the 1998 Omnibus Incentive Plan;

                                                                                      Broker
                   Votes:                    For       Vote Withheld    Abstain    Non-Votes
                   ------                    ---       -------------    -------    ---------
                                          1,305,505       292,381        52,257     536,327

                and

                  (iii)    The approval of the 1998 Omnibus Incentive Plan;

                   Votes:                    For          Against       Abstain    Non-Votes
                   ------                    ---          -------       -------    ---------
                                          2,138,753        32,768        14,949        --

Item 6.  Exhibits
-----------------

         b)       8-K dated February 5, 1998.
                  8-K dated February 19, 1998.
                  8-K dated February 20, 1998.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WESTERN OHIO FINANCIAL CORPORATION
                                    Registrant

Date:
      ---------------------         --------------------------------------------
                                    John W. Raisbeck, President
                                    and Chief Executive Officer
                                    (Duly Authorized Officer)


Date:
      ---------------------         --------------------------------------------
                                    Thomas A. Estep, Vice President,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)