Form 10-Q/A
period 1998-03-31
WESTERN OHIO FINANCIAL CORP
filed 1998-06-02
CIK 920769

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------


                                  FORM 10-Q/A


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


                  (iii) The ratification of the appointment of Crowe, Chizek and Company, LLP as auditors for the Company for the fiscal year ending December 31, 1998;


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