Form 10-Q
period 1998-06-30
WESTERN OHIO FINANCIAL CORP
filed 1998-08-14
CIK 920769

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998                   Commission File Number 0-24120


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


                                 (937) 325-4683
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               YES [X]     NO [ ]



As of August 6, 1998 there were 2,272,589 shares of the Registrant's common stock issued and outstanding.

                                      INDEX



                       WESTERN OHIO FINANCIAL CORPORATION




PART I.     FINANCIAL INFORMATION                                                                       Pages
-------     ---------------------                                                                       -----


Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets .............................................           3

              Condensed Consolidated  Statements of Income ......................................           4

              Condensed Consolidated Statements of Comprehensive Income .........................           5

              Condensed Consolidated Statements of Cash Flows ...................................           6

              Notes to Condensed Consolidated Financial Statements ..............................           7-8


Item 2.  Management's Discussion and Analysis of

              Financial Condition and Results of Operations .....................................           9-14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .............................          14


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports ...................................................................          15


Signatures ......................................................................................          16

                       WESTERN OHIO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                      June 30,        December 31,
(Dollars in thousands)                                                                  1998              1997
---------------------------------------------------------------------------------------------------------------------

                                     ASSETS

Cash and cash equivalents                                                           $    72,199        $     31,239
Securities available for sale, at fair value                                              6,217              22,455
Mortgage-backed securities available for sale, at fair value                             12,378              22,433
Loans receivable, net                                                                   248,121             277,731
Real estate owned                                                                           304                  56
Federal Home Loan Bank stock, at cost                                                     6,705               6,470
Premises and equipment, net                                                               3,976               3,924
Other assets                                                                              4,036               4,099
Goodwill                                                                                  3,359               3,581
---------------------------------------------------------------------------------------------------------------------

Total Assets                                                                        $   357,295             371,988
=====================================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                                                    $   255,847        $    246,909
Advances from the Federal Home Loan Bank of Cincinnati                                   48,111              68,339
Other liabilities                                                                         1,462               2,140
---------------------------------------------------------------------------------------------------------------------

                      Total Liabilities                                                 305,420             317,388
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
Common stock; $.01 par value; 7,250,000 shares authorized; 2,645,000
       shares issued; 2,297,589 and 2,383,435 shares outstanding                             26                  26
Additional paid-in capital                                                               40,439              40,458
Unrealized gain on securities available for sale,
  net of income taxes                                                                        22                 309
Deferred management recognition plan expense                                               (312)               (396)
Unallocated shares held by employee stock ownership plan                                 (1,428)             (1,547)
Treasury stock; 347,411 and 261,565 shares at cost respectively                          (7,830)             (5,448)
Retained earnings (substantially restricted)                                             20,958              21,198
---------------------------------------------------------------------------------------------------------------------

                      Total Stockholders' Equity                                         51,875              54,600
---------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                          $   357,295        $    371,988
=====================================================================================================================
See Notes to Condensed Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                         For the Quarter Ended          For the Six Months Ended
                                                                June 30,                       June 30,
(Dollars in thousands except per share amounts)          1998            1997            1998            1997

----------------------------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                          $    5,206      $    6,044      $   10,643      $   11,740
  Interest and dividends on investment securities            887             712           1,675           1,811
  Interest on mortgage-backed securities                     326             480             693             675
  Other interest income                                      132             178             281             303
----------------------------------------------------------------------------------------------------------------

     Total interest income                                 6,551           7,414          13,292          14,529
----------------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                                     3,255           3,033           6,438           5,969
  Interest on borrowings                                     738           1,515           1,710           3,010
----------------------------------------------------------------------------------------------------------------

     Total Interest expense                                3,993           4,548           8,148           8,979
----------------------------------------------------------------------------------------------------------------

Net interest income                                        2,558           2,866           5,144           5,550

Provision for losses on loans and securities                (261)             43            (261)            109

Net Interest income after provision for losses             2,819           2,823           5,405           5,441

Gain on sale of investments                                  159              17             307              57

Gain on sale of loans                                         76               -             101               -

Other income                                                 242             115             462             381

Other expense                                             (2,544)         (2,226)         (4,806)         (4,549)
----------------------------------------------------------------------------------------------------------------


     Income before income tax expense                        752             729           1,469           1,330

Income tax expense                                           282             277             563             505

----------------------------------------------------------------------------------------------------------------

     Net Income                                       $      470      $      452      $      906      $      825

================================================================================================================
Basic earnings per common and
  and common equivalent share                         $     0.21      $     0.21      $     0.40      $     0.37
Fully diluted earnings per common
  and common equivalent share                         $     0.21      $     0.20      $     0.39      $     0.37
================================================================================================================
See Notes to Condensed Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                         For the Quarter Ended       For the Six Months Ended
                                                         June 30,       June 30,      June, 30     June 30,
(Dollars in thousands)                                     1998          1997           1998          1997

-------------------------------------------------------------------------------------------------------------

Net income                                             $     470      $     452      $     906      $     825
Other comprehensive income, net of tax:
Unrealized gains / (losses) arising during period             13            635             20            201
Less:  reclassification adjustment for accumulated
  gains/losses included in net income                       (159)           (17)          (307)           (57)

-------------------------------------------------------------------------------------------------------------

Other comprehensive income                                  (146)           618           (287)           144

-------------------------------------------------------------------------------------------------------------

Comprehensive income                                   $     324      $   1,070      $     619      $     969

=============================================================================================================

                       WESTERN OHIO FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         For the Six Months Ended
                                                                                June 30,
(Dollars in thousands except per share amounts)                            1998           1997
-------------------------------------------------------------------------------------------------

Cash flows from operating activities                                  $      665      $     (697)

-------------------------------------------------------------------------------------------------

  Federal Home Loan Bank Stock:  Purchases                                     -            (167)
  Loans:
    Originations                                                         (18,340)        (36,534)
    Purchases                                                                  -          (4,405)
    Collections                                                           48,179          21,571
    Sales                                                                      -           1,706
  Mortgage-backed securities:
    Collections                                                            2,821           2,160
    Sales                                                                  7,119          10,684
  Investment securities:
    Purchases                                                                  -          (2,001)
    Maturities                                                             1,000           1,300
    Sales                                                                 15,193               -
  Property and equipment:
    Additions                                                               (222)           (301)
    Sale proceeds                                                              -             158
  Real Estate Owned
    Purchases                                                               (248)              -

-------------------------------------------------------------------------------------------------

        Net cash provided by investing activities                         55,502          (5,829)

-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net increase (decrease) in savings deposits                              8,949           6,924
  Net decrease in advances from borrowers for taxes and insurance           (321)           (530)
  Dividends paid                                                          (1,145)         (1,171)
  Advances from Federal Home Loan Bank:
    Net borrowings                                                         5,690          31,040
    Repayments                                                           (25,904)        (33,262)
  Stock options, net                                                           -             671
  Treasury stock repurchase                                               (2,476)           (206)

-------------------------------------------------------------------------------------------------

        Net cash provided (used) by financing activities                 (15,207)          3,466

-------------------------------------------------------------------------------------------------

Net Increase (decrease) in cash and cash equivalents                      40,960          (3,060)

Cash and cash equivalents:
  Beginning                                                               31,239          15,611

-------------------------------------------------------------------------------------------------

  Ending                                                              $   72,199      $   12,551

=================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements

1.      Principles of consolidation:
        ----------------------------

        The financial statements for 1998 are presented for Western Ohio Financial Corporation ("the Company") and its wholly-owned subsidiary, Cornerstone Bank ("Cornerstone"), a combination of the former Springfield Federal Savings Bank ("Springfield"), Mayflower Federal Savings Bank ("Mayflower"), and Seven Hills Savings Association ("Seven Hills"). The statements of income for the three months and six months ended June 30, 1998, and 1997, are for the Company and Cornerstone ("formerly Springfield, Mayflower and Seven Hills").

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

3.      Earnings per common and common equivalent share:
        ------------------------------------------------

        Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed by dividing income available to common shareholders by the potential dilution of securities that could share in earnings such as stock options, warrants or other similar items. The fully diluted weighted average number of common shares giving effect to options outstanding during the three month and six month periods ended June 30, 1998 were 2,287,428 and 2,307,242, respectively. The basic weighted average number of common shares during the three month and six month periods ended June 30, 1998 were 2,240,706 and 2,257,244, respectively. The fully diluted weighted average number of common shares giving effect to options outstanding during the three month and six month periods ended June 30, 1997 were 2,271,329 and 2,250,508, respectively. The basic weighted average number of common shares during the three month and six month periods ended June 30, 1997 were 2,223,014 and 2,201,084, respectively.

4.      Recent accounting pronouncements
        --------------------------------

        Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities, was adopted by the Company in 1997. SFAS No. 125 revises the accounting for transfers of financial assets such as loans and securities, and for distinguishing between sales and secured borrowings. The adoption of the portions of SFAS No. 125 relating to securities lending, repurchase agreements and other similar transactions are not required to be adopted until 1998. SFAS No. 125 did not have a material impact on the Company's financial statements, nor are the portions to be adopted in 1998 expected to materially impact the financial statements.

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

        SFAS No. 129, Disclosures of Information about Capital Structure, consolidated existing accounting guidance in relation to disclosure about a Company's capital structure. Public companies generally have always been required to make disclosures now required by SFAS No. 129 and, therefore, SFAS No. 129 did not impact the Company's disclosures.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Impact of Inflation and Changing Prices - The consolidated financial statements and related data presented herein have been prepared according to generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. An exception to historical cost presentation is the valuation of securities available for sale under FASB No. 115. The primary assets and liabilities of Western Ohio Financial Corporation ("the Company") are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services.

         Forward-Looking Statements - When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

         Impact of the Year 2000 - The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing is performed primarily by a third-party service bureau with part of its processing being performed in-house; however software and hardware utilized are under maintenance agreements with third-party vendors, consequently the Company is very dependent on those vendors to conduct its business. The Company has already contacted each vendor to request time tables for Year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that its primary service providers anticipate that the majority of reprogramming efforts will be completed by December 31, 1998, allowing the Company adequate time for testing. Certain other vendors have not yet responded, however. The Company will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on its financial position or results of operations. However, there can be no assurance that the vendors systems will be Year 2000 compliant. Consequently the Company could incur incremental costs to convert to another vendor. The Company has identified certain of its hardware and software equipment that will not be Year 2000 compliant and intends to purchase new equipment and software prior to December 31, 1998. These capital expenditures are expected to total approximately $185,000.

FINANCIAL CONDITION
-------------------

         Western Ohio Financial Corporation ("the Company") is the holding company of Cornerstone Bank ("Cornerstone") formerly a combination of Springfield Federal Savings Bank, Mayflower Federal Savings Bank, and Seven Hills Savings Association. Consolidated assets of the Company totaled $357.3 million at June 30, 1998, a decrease of $14.7 million from the December 31, 1997, total of $372.0 million. The decrease in assets is primarily the result of a decrease of $29.6 million in loans receivable coupled with a decrease of $16.2 million in investment securities and $10.0 million in mortgage-securities offset by an increase of $41.0 million in cash and cash equivalents. Liabilities decreased $12.0 million primarily due to a decrease in Federal Home Loan Bank advances of $20.2 million offset by an increase in savings deposits of $8.9 million.

         Loans receivable decreased $29.6 million during the six months ended June 30, 1998, decreasing from $277.7 million as of December 31, 1997 to $248.1 million on June 30, 1998. This decrease is in response to management's decision to place greater emphasis on selling one-to-four-family loans in the secondary market coupled with an increased rate of repayment on similar loans in its loan portfolio. Management made the decision to emphasize selling loan production due to its anticipation of a flat interest rate yield curve in 1998. While the majority of new loan production will be designated as held for sale, management is shifting its strategy slightly to include the possibility of retaining some loans in portfolio. Management believes that overall it can achieve greater returns through secondary market sales on a servicing released basis.

         In December 1997, the Company established an additional provision for loan losses of $2.3 million. Management identified potential losses and increased its provision for several problem loans during the fourth quarter of 1997. These loans were primarily of a commercial nature. Management reduced the allowance $261,000 during the quarter ended June 30, 1998, as the result of its decreasing overall loans receivable portfolio and the successful resolution of a major loan of concern. Management believes that the reduced allowance is adequate given the area economic conditions and its current loan portfolio composition. In addition, the Company is aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans.

         Cash and cash equivalents increased by $41.0 million to $72.2 million on June 30, 1998, from $31.2 million on December 31, 1997. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions.

         Investment securities available for sale decreased $16.2 million or 72.3% from $22.4 million at December 31, 1997, to $6.2 million on June 30, 1998. The decrease is the result of a sale of $15.2 million of investment securities in addition to the maturity of securities totaling $1.0 million.

         The Company's mortgage-backed securities available for sale decreased by $10.0 million or 44.6% from $22.4 million on December 31, 1997, to $12.4 million on June 30, 1998. This was due to the sale of $7.0 million of securities in addition to principal repayments on existing mortgage-backed securities available for sale. A portion of these securities is often referred to as derivatives. The derivative securities are all adjustable rate in nature and were not "high risk" securities under the criteria set forth by the Federal Financial Institutions Examination Council ("FFIEC").

         The investment in the stock of the Federal Home Loan Bank of Cincinnati increased by $235,000 from $6.5 million at December 31, 1997, to $6.7 million at June 30, 1998. The increase is due primarily to the stock dividends paid by the Federal Home Loan Bank. This investment is dictated by Cornerstone's membership in the Federal Home Loan Bank and is a factor of the Cornerstone's borrowings and total assets. Currently, dividends on such stock are paid primarily in the form of additional shares of stock.

         Other assets decreased by $63,000 over the six months ended June 30, 1998, primarily due to the decrease in prepaid expenses.

         Deposits increased by $8.9 million or 3.6% during the six months ended June 30, 1998. This increase is generally due to Cornerstone's aggressive attempt to increase deposits, especially in its checking account base.

         Advances from the Federal Home Loan Bank of Cincinnati decreased by $20.2 million or 29.6% as the result of repayment of borrowings. The repayment of the borrowings was a result of the decrease in net loans receivable over the first six months of 1998. The advances are fixed rate advances utilized by Cornerstone.

         Other liabilities decreased $678,000 from $2.1 million on December 31, 1997, to $1.4 million on June 30, 1998. This decrease is primarily due to a decrease in escrow holdings as taxes are paid and the decline in the overall loan receivable portfolio.

         Total stockholders' equity decreased $2.7 million from $54.6 million at December 31, 1997, to $51.9 million at June 30, 1998, a decrease of 5.0%. This decline is primarily due to an increase in treasury stock repurchases.

         As of June 30, 1998, the Company had commitments to make $1.1 million of residential loans and no nonresidential mortgage loans. It is expected that these loans will be funded within 30 days. The Company also had $1.4 million in commitments to fund loans on residential properties under construction. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $515,000 and unused home equity lines of credit were $6.3 million.
Commitments to originate nonmortgage loans totaled $20,000.

         On June 16, 1998, the Company announced the proposed sale of its deposits in the Cincinnati market. The combined total of deposits that were the object of the sale were approximately $79.4 million. This transaction represents a part of management's broader strategy of concentrating more fully on our traditional strengths and greater west central Ohio market area. This divestiture should significantly enhance the Company's efficiency ratio and allow the Company to improve its financial performance. The Company expects to take an estimated one-time charge of $913,000 upon completion of the sale of its Cincinnati offices.

CAPITAL RESOURCES AND LIQUIDITY OF CORNERSTONE BANK
---------------------------------------------------

         The Office of Thrift Supervision (OTS) has three minimum regulatory capital standards. During the three months ended June 30, 1998, Cornerstone continued to comply with all three requirements. The following is a summary of the Bank's approximate regulatory capital position, in dollars (millions) and as a percentage of regulatory assets, at June 30, 1998.

                                      Actual                     Required                    Excess
                                      ------                     --------                    ------
Tangible Capital                $43.2        12.2%           $5.4        1.5%          $37.8        10.7%
Core Capital                    $43.2        12.2%          $14.1        4.0%          $29.1         8.2%
Risk-Based Capital              $45.3        23.3%          $15.6        8.0%          $29.7        15.3%

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


                                    June 30,               March 31,         December 31,       September 30,
                                      1998                   1998                1997               1997
                                      ----                   ----                ----               ----
Liquid Assets                         27.4%                26.4%                 23.0%                 5.7%


         The above tables pertain only to Cornerstone. The resources of the Company are not considered in meeting the above requirements.

RESULTS OF OPERATIONS
---------------------


General
-------

         For the six months ended June 30, 1998, net income increased by $81,000 compared to the six months ended June 30, 1997. The largest factor in the increase was the increase of gain on sales of investments. These sales included the sale of Federal Home Loan Mortgage Corporation Stock in addition to sales of mortgage-backed securities and an agency callable security. For the quarter ended June 30, 1998, net income rose $18,000 compared to the quarter ended June 30, 1997. The sale of mortgage-backed securities and an agency callable security was the primary reason for the increase.

Interest Income
---------------

         For the six months ended June 30, 1998, interest income decreased by $1.2 million compared to the six months ended June 30, 1997, from $14.5 million to $13.3 million. Interest and fees on loans decreased by $1.1 million for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. This is due primarily to lower outstanding balances which are attributable to the repayment of loans in portfolio. Interest income decreased $863,000 for the three month period ended June 30, 1998, compared to the three month period ended June 30, 1997. The major causes of the decline are the reduced balances of loans and mortgage-backed securities.

Interest Expense
----------------

         Interest expense decreased by $831,000, from $9.0 million for the six months ended June 30, 1997, as compared to $8.1 million for the six months ended June 30, 1998. The decrease was primarily due to the decrease in the level of borrowing from the Federal Home Loan Bank. Funds from the repayment of loans receivable were used to repay advances owed to the Federal Home Loan Bank. Management has also aggressively marketed its deposit programs using the funds to repay Federal Home Loan Bank advances. The interest on borrowings decreased $1.3 million from $3.0 million for the six months ended June 30, 1997, to $1.7 million for the six months ended June 30, 1998. Interest expense decreased by $555,000, from $4.5 million for the three months ended June 30, 1997, as compared to $4.0 million for the three months ended June 30, 1998. The interest on borrowings decreased $777,000 from $1.5 million for the three months ended June 30, 1997, to $738,000 for the three months ended June 30, 1998.
These borrowings were fixed rate in nature.

Net Interest Income
-------------------

         Net interest income decreased $406,000 to $5.1 million for the six months ended June 30, 1998, as compared to $5.5 million for the six months ended June 30, 1997. This is primarily due to the decline in total outstanding loans receivable. In addition, the repayment of Federal Home Loan Bank advances and the increase in deposits contributed to the change in the interest expense composition affecting net interest income. Net interest income decreased $309,000 to $2.6 million for the three months ended June 30, 1998, as compared to $2.9 million for the three months ended June 30, 1997.

Provision for Losses on
-----------------------

         There was a recovery of the provision of $261,000 shown for the three and six month periods ended June 30, 1998. As explained in the financial condition section of this filing, management reduced the allowance $261,000 during the quarter ended June 30, 1998, as the result of its decreasing overall loan portfolio and successful resolution of a major loan of concern. This adjustment to the allowance provided an increase to income of $304,000 and $370,000 for the three and six month periods ended June 30, 1998, respectively as compared to the three and six month periods ended June 30, 1997.

Gain on Sale of Investments
---------------------------

         The gain on sale of investments was $307,000 for the six month period ended June 30, 1998. This is an increase of $250,000 or 438.6% over the $57,000 reported for the six month period ended June 30, 1997. The gain on sale of investments for the three month period ended June 30, 1998 was $159,000, an increase of $142,000 over the $17,000 reported for the three month period ended June 30, 1997. The sales during the three month period ended June 30, 1998 were of mortgage-backed securities and agency callable securities.

Gain on Sale of Loans
---------------------

         There was a gain on sale of loans of $76,000 and $101,000 for the three and six month periods ended June 30, 1998 respectively. No gain on sale of loans was reported for the three or six month periods ended June 30, 1997.

Other Income
------------

         Other income is reported as $462,000 for the six month period ended June 30, 1998, an increase of $81,000 or 21.3% over the $381,000 reported for the six month period ended June 30, 1997. Other income increased from $115,000 for the three months ended June 30, 1997, to $242,000 for the three months ended June 30, 1998. This increase is related to increased efforts to generate service fees by Cornerstone with its checking account program. Management is actively taking steps to increase this area of income generation.

Other Expense
-------------

         Total other expense increased $257,000 to $4.8 million for the six month period ended June 30, 1998 from $4.5 million for the six month period ended June 30, 1997. Total other expense increased by $318,000 to $2.5 million for the three month period ended June 30, 1998 from $2.2 million for the three month period ended June 30, 1997. Management increased expenditures in marketing and operations to generate and support a higher level of business activity.

Income Tax Expense
------------------

         Income tax expense increased $5,000 and $58,000 for the three and six month periods ended June 30, 1998 respectively. These changes are the result of changes in earnings before taxes.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

         There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 1998 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                                     PART II
                                     -------

Item 6.  Exhibits and Reports
------

(b.) A Form 8-K was filed June 17, 1998 that included exhibits of a Press Release dated June 16, 1998, announcing the sale of a branch of Cornerstone Bank to Oak Hills Savings and Loan Company, F.A. and a Press Release dated June 16, 1998, announcing the sale of three branches of Cornerstone Bank to Enterprise Federal Savings Bank.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WESTERN OHIO FINANCIAL CORPORATION
                                    Registrant


Date:    August 14, 1998            /s/ John W. Raisbeck
       --------------------         -------------------------------------
                                    John W. Raisbeck, President
                                    and Chief Executive Officer
                                    (Duly Authorized Officer)



Date:    August 14, 1998            /s/ Thomas A. Estep
       --------------------         -------------------------------------
                                    Thomas A. Estep, Vice President,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)