Form 10-Q
period 1998-09-30
WESTERN OHIO FINANCIAL CORP
filed 1998-11-13
CIK 920769

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998              Commission File Number 0-24120


                       WESTERN OHIO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


             DELAWARE                                   31-1403116
             -----------------------------------------------------
    (State of jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                   Identification Number)


    28 EAST MAIN STREET, SPRINGFIELD, OHIO              45501-0719
    --------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)


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


                           YES [X]      NO [ ]



As of November 1, 1998 there were 2,152,732 shares of the Registrant's common stock outstanding.

                                     INDEX



                       WESTERN OHIO FINANCIAL CORPORATION
                       ----------------------------------



PART I.   FINANCIAL INFORMATION                                           Pages
-------   ---------------------                                           -----


Item 1. Financial Statements:

Condensed Consolidated Balance Sheets ..................................... 3

Condensed Consolidated Statements of Income ............................... 4

Condensed Consolidated Statements of Comprehensive Income.................. 5

Condensed Consolidated Statements of Cash Flows............................ 6

Notes to Condensed Consolidated Financial Statements....................... 7-8


Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations.............................. 9-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk......... 14


PART II.  OTHER INFORMATION
--------  -----------------

Signatures................................................................. 15

                                   WESTERN OHIO FINANCIAL CORPORATION
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)

                                                                        September 30,  December 31,
(Dollars in thousands)                                                      1998           1997
---------------------------------------------------------------------------------------------------
                               ASSETS

Cash and cash equivalents                                                 $ 92,085      $ 31,239
Securities available for sale, at fair value                                 5,535        22,455
Mortgage-backed securities available for sale, at fair value                31,598        22,433
Loans receivable, net                                                      244,636       277,731
Real estate owned                                                              304            56
Federal Home Loan Bank stock, at cost                                        6,827         6,470
Premises and equipment, net                                                  4,013         3,924
Other assets                                                                 3,803         4,099
Goodwill                                                                     3,260         3,581
---------------------------------------------------------------------------------------------------

Total Assets                                                              $392,061       371,988
===================================================================================================


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                                          $262,553      $246,909
Advances from the Federal Home Loan Bank of Cincinnati                      77,764        68,339
Other liabilities                                                            1,790         2,140
---------------------------------------------------------------------------------------------------

                 Total Liabilities                                         342,107       317,388
---------------------------------------------------------------------------------------------------

Stockholders' equity:
Common stock; $.01 par value; 7,250,000 shares authorized; 2,645,000
       shares issued; 2,215,732 and 2,383,435 shares outstanding                26            26
Additional paid-in capital                                                  40,462        40,458
Unrealized gain on securities available for sale,
  net of income taxes                                                           84           309
Deferred management recognition plan expense                                  (270)         (396)
Unallocated shares held by employee stock ownership plan                    (1,369)       (1,547)
Treasury stock; 429,268 and 261,565 shares at cost respectively             (9,639)       (5,448)
Retained earnings (substantially restricted)                                20,660        21,198
---------------------------------------------------------------------------------------------------

                 Total Stockholders' Equity                                 49,954        54,600
---------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                $392,061      $371,988
===================================================================================================

See Notes to Condensed Consolidated Financial Statements


                                   WESTERN OHIO FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF INCOME
                                               (Unaudited)

                                                       For the Quarter Ended   For the Nine Months Ended
                                                           September 30,             September 30,
(Dollars in thousands except per share amounts)          1998         1997         1998         1997
--------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                           $ 4,871      $ 6,154      $15,514      $17,894
  Interest and dividends on securities                   1,074          863        2,749        2,267
  Interest on mortgage-backed securities                   230          396          923        1,478
  Other interest income                                    139           37          399          340
--------------------------------------------------------------------------------------------------------

     Total interest income                               6,314        7,450       19,585       21,979
--------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                                   3,308        3,120        9,747        9,090
  Interest on borrowings                                   721        1,471        2,410        4,481
--------------------------------------------------------------------------------------------------------

     Total interest expense                              4,029        4,591       12,157       13,571
--------------------------------------------------------------------------------------------------------

Net interest income                                      2,285        2,859        7,428        8,408

Provision for losses on loans                               --          246         (261)         355

Net interest income after provision for losses           2,285        2,613        7,689        8,053

Gain on sale of investments                                 --           93          307          151

Gain on sale of loans                                       85           --          187           --

Other income                                               297          114          762          494

Other expense                                           (2,331)      (2,688)      (7,140)      (7,236)
--------------------------------------------------------------------------------------------------------

     Income before income tax expense                      336          132        1,805        1,462

Income tax expense                                         150           72          714          577
--------------------------------------------------------------------------------------------------------

     Net income                                        $   186      $    60      $ 1,091      $   885
========================================================================================================
Basic earnings per common and
  common equivalent share                              $  0.09      $  0.03      $  0.49      $  0.39
Diluted earnings per common
  and common equivalent share                          $  0.08      $  0.03      $  0.48      $  0.39
========================================================================================================

See Notes to Condensed Consolidated Financial Statements

                                 WESTERN OHIO FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                             (Unaudited)


                                                    For the Quarter Ended  For the Nine Months Ended
                                                     Sept. 30,   Sept. 30,  Sept. 30,   Sept. 30,
(Dollars in thousands)                                 1998        1997       1998         1997
----------------------------------------------------------------------------------------------------
Net income                                             $186        $ 60      $1,091      $  885
Other comprehensive income, net of tax:
Unrealized gains / (losses) arising during period        62         316          22         499
Less:  reclassification adjustment for accumulated
  gains/losses included in net income                    --         (61)       (203)       (100)
----------------------------------------------------------------------------------------------------
Other comprehensive income                               62         255        (225)        399
----------------------------------------------------------------------------------------------------
Comprehensive income                                   $248        $315      $  866      $1,284
====================================================================================================


                              WESTERN OHIO FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                                     For the Nine Months Ended
                                                                           September 30,
(Dollars in thousands)                                                   1998         1997
----------------------------------------------------------------------------------------------
Cash flows from operating activities                                  $  1,672      $    428
----------------------------------------------------------------------------------------------
  Federal Home Loan Bank Stock Purchases                                    --          (167)
  Loans:
    Originations                                                       (34,660)      (52,243)
    Purchases                                                               --        (3,710)
    Collections                                                         68,011        38,510
    Sales                                                                   --         1,706
  Mortgage-backed securities:
    Collections                                                          3,765         3,015
    Purchases                                                          (20,073)           --
    Sales                                                                7,119        10,684
  Investment securities:
    Purchases                                                                         (2,001)
    Maturities                                                           1,701         4,700
    Sales                                                               15,193            --
  Property and equipment:
    Additions                                                             (369)         (362)
    Sale proceeds                                                           --           185
  Real Estate Owned Purchases                                             (248)           --
                                                                           ---           ---
        Net cash provided by investing activities                       40,439           317
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in savings deposits                           15,661         9,120
  Net decrease in advances from borrowers for taxes and insurance         (435)         (220)
  Dividends paid                                                        (1,629)       (1,762)
  Advances from Federal Home Loan Bank:
    Net borrowings                                                      45,690        47,990
    Repayments                                                         (36,266)      (52,600)
  Stock options, net                                                        --         1,433
  Treasury stock repurchase                                             (4,286)         (370)
----------------------------------------------------------------------------------------------

        Net cash provided (used) by financing activities                18,735         3,591
----------------------------------------------------------------------------------------------

Net Increase (decrease) in cash and cash equivalents                    60,846         4,336

Cash and cash equivalents:
  Beginning                                                             31,239        15,611
----------------------------------------------------------------------------------------------

  Ending                                                              $ 92,085      $ 19,947
==============================================================================================

See Notes to Condensed Consolidated Financial Statements

                       WESTERN OHIO FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements

1.      Principles of consolidation:
        ----------------------------

The financial statements for 1998 are presented for Western Ohio Financial Corporation ("the Company") and its wholly owned subsidiary, Cornerstone Bank ("Cornerstone"), a combination of the former Springfield Federal Savings Bank ("Springfield"), Mayflower Federal Savings Bank ("Mayflower"), and Seven Hills Savings Association ("Seven Hills"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

3.      Earnings per common and common equivalent share:
        ------------------------------------------------

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed by dividing income available to common shareholders by the potential dilution of securities that could share in earnings such as stock options, warrants or other similar items. The diluted weighted average number of common shares giving effect to options outstanding during the three month and nine month periods ended September 30, 1998 were 2,199,692 and 2,272,496, respectively. The basic weighted average number of common shares during the three month and nine month periods ended September 30, 1998 were 2,169,050 and 2,228,274, respectively. The diluted weighted average number of common shares giving effect to options outstanding during the three month and nine month periods ended September 30, 1997 were 2,314,819 and 2,290,927, respectively. The basic weighted average number of common shares during the three month and nine month periods ended September 30, 1997 were 2,241,987 and 2,218,095, respectively.

4.      Recent accounting pronouncements
        --------------------------------

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for the Company in 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, changes the way public business enterprises report information about operating segments in annual financial statements and require those enterprises to report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 becomes effective for the Company in 1998.

SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits", amends the disclosure requirement of previous pension and other postretirement benefit accounting standards by requiring additional disclosures about such plans as well as eliminating some disclosures no longer considered useful. SFAS 132 also allows greater aggregation of disclosures for employers with multiple defined benefit plans. Non-public companies are subject to reduced disclosure requirement, however, such entities may elect to follow the full disclosure requirements of the SFAS 132. SFAS 132 will be effective in fiscal 1999 and is not expected to have a significant impact on Cornerstone's financial statements.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS 133 does no allow hedging of a security which is classified as held to maturity, accordingly, upon adoption of SFAS 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS 133 to have a significant impact on Cornerstone's financial statements.

SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", changes the way companies involved in mortgage banking account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS 134 allows any retained mortgage-backed securities after a securitization of mortgage loans held for sale to be classified based on holding intent in accordance with SFAS 115 except in cases where the retained mortgage-backed security is committed to be sold before or during the securitization process in which case it must be classified as trading. SFAS 134 will be effective on January 1, 1999 and is not expected to have a significant impact of Cornerstone's financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Impact of the Year 2000 - The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing is performed primarily by a third-party service bureau with part of its processing being performed in-house; however software and hardware utilized are under maintenance agreements with third-party vendors, consequently the Company is very dependent on those vendors to conduct its business. The Company has already contacted each vendor to request time tables for Year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that its primary service providers anticipate that the majority of reprogramming efforts will be completed by December 31, 1998, allowing the Company adequate time for testing. Certain other vendors have not yet responded, however. The Company will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on its financial position or results of operations. However, there can be no assurance that the vendors' systems will be Year 2000 compliant. Consequently the Company could incur incremental costs to convert to another vendor. The Company has identified certain of its hardware and software equipment that will not be Year 2000 compliant and intends to purchase new equipment and software prior to December 31, 1998. These capital expenditures are expected to total approximately $185,000. The Company has attempted to assess the impact of the "Year 2000" issue upon its customer base. As a part of this effort the commercial loan area has been asked to assess its customers' business areas to determine if the Company has high risk in any particular areas. A cursory review indicates that a large majority of all loan customers both commercial and non-commercial are based in real estate and are not believed to be high risk.

FINANCIAL CONDITION
-------------------

         Western Ohio Financial Corporation ("the Company") is the holding company of Cornerstone Bank ("Cornerstone") formerly a combination of Springfield Federal Savings Bank, Mayflower Federal Savings Bank, and Seven Hills Savings Association. Consolidated assets of the Company totaled $392.1 million at September 30, 1998, an increase of $20.1 million from the December 31, 1997, total of $372.0 million. The increase in assets is primarily the result of an increase of $60.9 million in cash and cash equivalents, and an increase of $9.2 million in mortgage-backed securities offset by a decrease of loan receivables of $33.1 million and a decrease of securities of $16.9 million. Liabilities increased $24.7 million primarily due to an increase in deposits of $15.6 million coupled with an increase in Federal Home Loan Bank advances of $9.4 million.

         Loans receivable decreased $33.1 million during the nine months ended September 30, 1998, decreasing from $277.7 million as of December 31, 1997 to $244.6 million on September 30, 1998. This decrease is the result of management's decision to place greater emphasis on selling one- to four-family loans in the secondary market coupled with an increased rate of repayment on similar loans in its loan portfolio. Management made the decision to emphasize selling loan production due to its anticipation of a flat interest rate yield curve in 1998. While the majority of new loan production will be designated as held for sale, management has shifted its strategy slightly to include the possibility of retaining some loans in portfolio. Management believes that overall it can achieve greater returns through secondary market sales on a servicing released basis.

         In December 1997, the Company established an additional provision for loan losses of $2.3 million. Management identified potential losses and increased its provision for several problem loans during the fourth quarter of 1997. These loans were primarily of a commercial nature. Management reduced the allowance $261,000 during the quarter ended June 30, 1998, as the result of its decreasing overall loans receivable portfolio and the successful resolution of a major loan of concern. Management believes that the reduced allowance remains adequate given the area economic conditions and its current loan portfolio composition. In addition, the Company is aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans.

         Cash and cash equivalents increased by $60.9 million to $92.1 million on September 30, 1998, from $31.2 million on December 31, 1997. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions.

         Investment securities available for sale decreased $16.9 million or 75.1% from $22.5 million at December 31, 1997, to $5.5 million on September 30, 1998. The decrease is the result of a sale of $15.2 million of investment securities in addition to the maturity of securities totaling $1.7 million.

         The Company's mortgage-backed securities available for sale increased by $9.2 million or 41.1% from $22.4 million on December 31, 1997, to $31.6 million on September 30, 1998. This was due to the purchase of $20.1 million of mortgage-backed securities available for sale offset by the sale of $7.1 million of mortgage-backed securities along with principal repayments on existing mortgage-backed securities available for sale. A portion of these securities is often referred to as derivatives. The derivative securities were not "high risk" securities under the criteria set forth by the Federal Financial Institutions Examination Council ("FFIEC").

         The investment in the stock of the Federal Home Loan Bank of Cincinnati increased by $357,000 from $6.5 million at December 31, 1997, to $6.8 million at September 30, 1998. The increase is due primarily to the stock dividends paid by the Federal Home Loan Bank. This investment is dictated by Cornerstone's membership in the Federal Home Loan Bank and is a factor of Cornerstone's borrowings and total assets.

         Other assets decreased by $296,000 over the nine months ended September 30, 1998, primarily due to the decrease in prepaid expenses.

         Deposits increased by $15.6 million or 6.3% during the nine months ended September 30, 1998. This increase is generally due to Cornerstone's aggressive attempt to increase deposits, especially in its checking account base.

         Advances from the Federal Home Loan Bank of Cincinnati increased by $9.4 million or 13.8% as the result of $45.7 million in new borrowings offset by $36.3 million in repayments. The borrowings were used primarily to fund the purchase of mortgage-backed securities as well as to provide liquidity for the pending sale of Cincinnati branch deposits. The advances are fixed rate advances utilized by Cornerstone.

         Other liabilities decreased $350,000 from $2.1 million on December 31, 1997, to $1.8 million on September 30, 1998. This decrease is primarily due to a decrease in escrow holdings as taxes are paid and the overall loan receivable portfolio declines. Total stockholders' equity decreased $4.6 million from $54.6 million at December 31, 1997, to $50.0 million at September 30, 1998, a decrease of 8.5%. This decline is primarily due to an increase in treasury stock repurchases.

         As of September 30, 1998, the Company had commitments to make $2.4 million of residential loans and no nonresidential mortgage loans. It is expected that these loans will be funded within 30 days. The Company also had $1.4 million in commitments to fund loans on residential properties under construction. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $495,000 and unused home equity lines of credit were $7.0 million. Commitments to originate non-mortgage loans totaled $1.8 million.

         On June 16, 1998, the Company announced the proposed sale of its deposits in the Cincinnati market. The combined total of deposits that were the object of the sale was approximately $79.4 million. This transaction represents a part of management's broader strategy of concentrating more fully on our traditional strengths and the greater west central Ohio market area. This divestiture should significantly enhance the Company's efficiency ratio and allow the Company to improve its financial performance. The Company has revised its original estimated one-time charge of $913,000 to be made upon completion of the sale of its Cincinnati offices. Its new estimated one time charge is $550,000. The lower anticipated charge is primarily due to an increase in the deposit base in the Cincinnati market.

CAPITAL RESOURCES AND LIQUIDITY OF CORNERSTONE BANK
---------------------------------------------------

         The Office of Thrift Supervision (OTS) has three minimum regulatory capital standards. During the three months ended September 30, 1998, Cornerstone continued to comply with all three requirements. The following is a summary of Cornerstone's approximate regulatory capital position, in dollars (millions) and as a percentage of regulatory assets, at September 30, 1998.

                           Actual           Required          Excess
                       ---------------   --------------   ---------------
Tangible Capital       $43.5     11.2%   $ 5.8     1.5%   $37.7      9.7%
Core Capital           $43.5     11.2%   $15.5     4.0%   $28.0      7.2%
Risk-Based Capital     $45.5     22.5%   $16.2     8.0%   $29.3     14.5%

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

                 September 30,  June 30,   March 31,  Dec. 31,
                     1998         1998       1998       1997
                    -----        -----      -----      -----
Liquid Assets       38.8%        27.4%      26.4%      23.0%


          The above tables pertain only to Cornerstone. The resources of the Company are not considered in meeting the above requirements.

         RESULTS OF OPERATIONS
         ---------------------


General
-------

         For the nine months ended September 30, 1998, net income increased by $206,000 compared to the nine months ended September 30, 1997. The largest factor in the increase was the reversal of prior provisions for losses on loans. Another major factor is the increase of gain on sales of investments and the increase of gain on sale of loans. These sales included the sale of Federal Home Loan Mortgage Corporation Stock in addition to sales of mortgage-backed securities and an agency callable security. For the quarter ended September 30, 1998, net income rose $126,000 compared to the quarter ended September 30, 1997. No provision for losses on loans during the quarter ended September 30, 1998 along with an increased gain on sale of loans were the primary reasons for the increase.

Interest Income
---------------

         For the nine months ended September 30, 1998, interest income decreased by $2.4 million compared to the nine months ended September 30, 1997, from $22.0 million to $19.6 million. Interest and fees on loans decreased by $2.4 million for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. This is due primarily to lower outstanding balances, which are attributable to the repayment of loans in portfolio. Interest income decreased $1.1 million for the three month period ended September 30, 1998, compared to the three month period ended September 30, 1997. The major causes of the decline are the reduced average balances of loans and mortgage-backed securities.

Interest Expense
----------------

         Interest expense decreased by $1.4 million, from $13.6 million for the nine months ended September 30, 1997, as compared to $12.2 million for the nine months ended September 30, 1998. The decrease was primarily due to lower average levels of borrowing from the Federal Home Loan Bank. Funds from the repayment of loans receivable were used to repay advances owed to the Federal Home Loan Bank over the majority of the nine month period. Management has also aggressively marketed its deposit programs using the funds to repay Federal Home Loan Bank advances. The interest on borrowings decreased $2.1 million from $4.5 million for the nine months ended September 30, 1997, to $2.4 million for the nine months ended September 30, 1998. Interest expense decreased by $562,000, from $4.6 million for the three months ended September 30, 1997, as compared to $4.0 million for the three months ended September 30, 1998. The interest on borrowings decreased $750,000 from $1.5 million for the three months ended September 30, 1997, to $721,000 for the three months ended September 30, 1998. These borrowings were fixed rate in nature.

Net Interest Income
-------------------

         Net interest income decreased $980,000 to $7.4 million for the nine months ended September 30, 1998, as compared to $8.4 million for the nine months ended September 30, 1997. This is primarily due to the decline in total outstanding loans receivable. In addition, the repayment of Federal Home Loan Bank advances and the increase in deposits contributed to the change in the interest expense composition affecting net interest income. Net interest income decreased $574,000 to $2.3 million for the three months ended September 30, 1998, as compared to $2.9 million for the three months ended September 30, 1997.

Provision for Losses on Loans
-----------------------------

There was a reversal of prior provisions of $261,000 shown for the nine month period ended September 30, 1998. As explained in the financial condition section of this filing, management reduced the allowance $261,000 during the quarter ended June 30, 1998, as the result of its decreasing overall loan portfolio and successful resolution of a major loan of concern. There was no adjustment to the provision during the three month period ended September 30, 1998. The reduction of the provision in the second quarter coupled with no adjustment during the first and third quarters of 1998, provided an increase of $246,000 and $616,000 for the three and nine month periods ended September 30, 1998, respectively as compared to the three and nine month periods ended September 30, 1997.

Gain on Sale of Investments
---------------------------

         The gain on sale of investments was $307,000 for the nine month period ended September 30, 1998. This is an increase of $156,000 or 103.3% over the $151,000 reported for the nine month period ended September 30, 1997. There was no gain on sale of investments for the three month period ended September 30, 1998, compared to $93,000 reported for the three month period ended September 30, 1997. The sales during the nine month period ended September 30, 1998 were of mortgage-backed securities and agency callable securities.

Gain on Sale of Loans
---------------------

         There was a gain on sale of loans of $85,000 and $187,000 for the three and nine month periods ended September 30, 1998 respectively. No gain on sale of loans was reported for the three or nine month periods ended September 30, 1997.

Other Income
------------

         Other income is reported as $762,000 for the nine month period ended September 30, 1998, an increase of $268,000 or 54.3% over the $494,000 reported for the nine month period ended September 30, 1997. Other income increased from $114,000 for the three months ended September 30, 1997, to $297,000 for the three months ended September 30, 1998. This is related to increased efforts to generate service fees by Cornerstone with its checking account program. Management is actively taking steps to increase this area of income generation.

Other Expense
-------------

         Total other expense decreased $96,000 to $7.1 million for the nine month period ended September 30, 1998 from $7.2 million for the nine month period ended September 30, 1997. Total other expense decreased by $357,000 to $2.3 million for the three month period ended September 30, 1998 from $2.7 million for the three month period ended September 30, 1997. Management has increased expenditures in marketing and operations to generate and support a higher level of business activity. However, the three month period ended September 30, 1997 included charges associated with the conversion and name change of Springfield, Mayflower and Seven Hills to Cornerstone Bank.

Income Tax Expense
------------------

         Income tax expense increased by $78,000 and $137,000 for the three and nine month periods ended September 30, 1998 respectively. These changes are the result of changes in earnings before taxes.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

         There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 1998 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                                     PART II
                                     -------

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN OHIO FINANCIAL CORPORATION
Registrant


Date: November 13, 1998                         /s/ John W. Raisbeck
     ---------------------                      --------------------------------
                                                John W. Raisbeck, President
                                                and Chief Executive Officer
                                                (Duly Authorized Officer)





Date: November 13, 1998                         /s/ Thomas A. Estep
     ---------------------                      --------------------------------
                                                Thomas A. Estep, Vice President,
                                                Vice President, Treasurer and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)