Form 10-K
period 1998-12-31
WESTERN OHIO FINANCIAL CORP
filed 1999-03-31
CIK 920769

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Stock Market as of March 12, 1999, was approximately $37.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of March 12, 1999, there were issued and outstanding 2,018,829 shares of the Registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998.

Part III of Form 10-K - Portions of the Proxy Statement for Annual Meeting of Stockholders.

                                     PART I
                                    --------

Item 1.  Business
-----------------

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

     The Company's primary market area covers Clark and Greene Counties, Ohio and parts of contiguous counties, and is serviced through its main office in Springfield, Ohio and five branch offices in Enon, New Carlisle, Springfield, Yellow Springs and Beavercreek. At December 31, 1998, the Company had total assets of $327.7 million, deposits of $193.0 million and stockholders' equity of $47.6 million, or 14.5% of total assets. The Company's Common Stock is traded on the Nasdaq National Market under the symbol "WOFC."

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

     The executive offices of the Company are located at 28 East Main Street, Springfield, Ohio 45501-0719, and the telephone number at that address is (937) 325-4683.

     The Company's primary market area consists of Clark County and portions of contiguous counties. Located in west-central Ohio, Clark County's economic environment consists of a traditional industrial base supplemented by the service and support industries, and its close proximity to a major U.S. military installation, Wright Patterson Air Force Base. Navistar Truck Manufacturers is the largest industrial employer in the county. Its Clark County operations have provided stable employment for the area over the last several decades. The Community Hospital and Clark State Community College are also two major employers in the area. In 1997, Clark County had an unemployment rate of 4.6% as compared to the State of Ohio at 4.5% and the United States at 5.1%. The unemployment rate in Clark County decreased to 3.7% in 1998 as compared with 4.0% for the State of Ohio and 4.3% for the United States.

     Clark County's population, the rate of increase of which lagged behind the State of Ohio and national averages, nonetheless can be characterized as stable, with a population of approximately 148,000 people. From 1990 to 1995, Clark County's population grew .24%. For 1998, Clark County's median housing value was approximately $59,900. In the event that real estate prices in Ohio or the market area substantially weaken or economic conditions decline, the Company may be adversely affected.

Lending Activities

     General. While the Company primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences, it also originates multi-family and commercial real estate and construction loans and, to a lesser extent, consumer and commercial business loans in its market area. At December 31, 1998, the Company's net loan portfolio, including loans held for sale, totaled $234.8 million. At December 31, 1998, the Company's gross loan portfolio, including loans held for sale, totaled $238.0 million, of which $181.0 million, or 76.1%, was comprised of permanent loans secured by one-to-four family residences.

     The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Institutions." At December 31, 1998, the maximum amount which the Bank could have loaned to any one borrower and the borrower's related entities was $6.4 million. At December 31, 1998, the Bank did not have any loans outstanding in excess of such limitation. The largest principal balance and commitment to lend to any one borrower, or group of related borrowers, at the Bank was $5.5 million secured by a first security interest covering all business assets including accounts receivable, inventory, securities, contract rights, acquired real estate, stock in direct and indirect subsidiaries of the borrower, intangibles, and equipment. In addition, three borrowers had a combined principal and commitment outstanding of $5.7 million at December 31, 1998. The first borrower's outstanding credit is secured by land and speculation homes. The second borrower's outstanding credit is secured by a first mortgage and multi-family properties. The third borrower's outstanding credit is secured by one- to four-family dwellings and multi-family properties. The security properties on all of these loans are located in the Bank's market areas. All but one of these loans are performing in accordance with their terms. The loan to the second largest borrower was over 90 days delinquent as of December 31, 1998.

     Management always reserves the right to change its emphasis on the amount or type of lending in which the Company engages to adjust to market or other factors, including changes in the Company's asset/liability management policies.

     Loan Portfolio Composition. The following information concerning the composition of the Company's loan portfolio, excluding loans held for sale, in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.



                                                                       December 31,
                             -------------------------------------------------------------------------------------------

                                   1998               1997              1996               1995               1994
                             -----------------  ------------------ ----------------- -----------------  ----------------
                              Amount   Percent   Amount   Percent   Amount   Percent  Amount    Percent   Amount  Percent
                             --------  -------  --------  -------  --------  ------- --------   -------  -------  -------

                                                            (Dollars in Thousands)
Real Estate Loans:
-----------------
One-to-four family .........  $177,109  74.87%  $224,289   79.10%  $242,600   82.21%  $131,262   84.93%  $ 89,184   83.37%
Multi-family ...............    12,422   5.25     11,247    3.97     12,476    4.23      4,502    2.91      4,194    3.92
Commercial real estate .....    20,675   8.74     21,583    7.61     20,531    6.96     10,531    6.81      8,463    7.91
Construction ...............     3,908   1.65      7,275    2.57     10,965    3.71      5,405    3.50      3,252    3.04
                              -------- ------   --------  ------   --------  ------   --------  ------   --------  ------
   Total real estate loans .   214,114  90.51    264,394   93.25    286,572   97.11    151,700   98.15    105,093   98.24
                              -------- ------   --------  ------   --------  ------   --------  ------   --------  ------

Other Loans:
-----------
 Consumer Loans:
   Home equity...............   10,054   4.25      6,906    2.43      2,188    0.74        474     0.31        77    0.07
   Deposit account...........      257    .11        485     .17        384    0.13        363     0.24       465    0.43
   Home improvement..........       15    ---         18     ---         31    0.01        ---      ---         6    0.01
   Other secured.............    3,173   1.34      5,374    1.90      3,689    1.25        942     0.61       788    0.74
   Other.....................    2,034    .86      2,493     .88        ---     ---         21     0.01        24    0.02
                              -------- ------   --------  ------   --------  ------   --------  -------  --------  ------
   Total consumer loans......   15,533   6.56     15,276    5.38      6,292    2.13      1,800     1.17     1,360    1.27
                              -------- ------   --------  ------   --------  ------   --------  -------  --------  ------
 Commercial business loans...    6,914   2.93      3,886    1.37      2,244    0.76      1,056     0.68       525    0.49
                              -------- ------   --------  ------   --------  ------   --------- -------  --------  ------
    Total other loans........   22,447   9.49     19,162    6.75      8,536    2.89      2,856     1.85     1,885    1.76
                              -------- ------   --------  ------   --------  ------   --------  -------  --------  ------
    Total loans.............. $236,561 100.00%  $283,556  100.00%  $295,108  100.00%  $154,556   100.00% $106,978  100.00%
                              ======== ======   ========  ======   ========  ======   ========  =======  ========  ======

Less:
----
 Loans in process............   (2,364)           (1,784)            (5,651)            (2,768)              (954)
 Deferred fees and discounts.      (83)             (119)              (130)              (538)              (981)
 Allowance for losses........   (3,200)           (3,922)            (1,716)              (774)              (774)
                              --------          ---------          --------           --------           --------
    Total loans receivable,
       net                    $230,914          $277,731           $287,611           $150,476           $104,269
                              ========          ========           ========           ========           ========


     The following table shows the composition of the Company's loan portfolio by fixed and adjustable rates at the dates indicated.


                                                                               December 31,
                             --------------------------------------------------------------------------------------------
                                   1998                1997               1996             1995                1994
                             -----------------  ------------------ ----------------- ------------------ -----------------
                              Amount   Percent   Amount   Percent   Amount   Percent  Amount    Percent  Amount   Percent
                             -------   -------  --------  -------- --------  ------- --------   ------- -------  --------

                                                                               (Dollars in Thousands)

Fixed-Rate Loans:
----------------

 Real estate:
  One-to-four family........  $109,550  46.31%  $126,375   44.57    $155,232  52.61   $111,117   71.89   $ 89,184   83.37%
  Multi-family..............     8,141   3.44      3,355    1.18       5,036   1.71      3,873    2.51      4,194    3.92
  Commercial................    12,759   5.39      8,533    3.01       9,276   3.14      9,307    6.02      8,463    7.91
  Construction..............     2,597   1.10        477     .17       7,649   2.59      5,105    3.30      3,252    3.04
                              -------- ------   --------  ------    -------- ------   --------  ------   --------  ------
     Total fixed-rate
       real estate loans....   133,047  56.24    138,740   48.93     177,193  60.05    129,402   83.72    105,093   98.24
                              -------- ------   --------  ------    -------- ------   --------  ------   --------  ------
 Commercial business........       791    .33        804     .28         178    .06        401    0.26        ---     ---
 Consumer...................     4,536   1.92      7,161    2.53       3,642   1.23      1,326    0.86      1,282    1.20
                             --------- ------   --------  ------    -------- ------   --------  ------   --------  ------
     Total fixed-rate loans.   138,374  58.49    146,705   51.74     181,013  61.34    131,129   84.84    106,375   99.44
                             --------- ------   --------  ------    -------- ------   --------  ------   --------  ------

Adjustable-Rate Loans
---------------------
 Real estate:
  One-to-four family........    67,559  28.56     97,969   34.55      87,368  29.61%    20,145   13.04%       ---     ---
  Multi family..............     4,281   1.81      7,892    2.78       7,440   2.52        629    0.41        ---     ---
  Commercial................     7,916   3.35     13,049    4.60      11,255   3.81      1,224    0.79        ---     ---
  Construction..............     1,311    .55      6,798    2.40       3,316   1.12        300    0.19        ---     ---
                              -------- ------   --------  ------    -------- ------   --------  ------   --------   -----
     Total adjustable-rate
       real estate loans....    81,067  34.27    125,708   44.33     109,379  37.06     22,298   14.43        ---     ---
                              -------- ------   --------  ------    -------- ------   --------  ------   --------  ------
 Commercial business........     6,123   2.59      3,082    1.09       2,066    .70        655    0.42        525    0.49
 Consumer...................    10,997   4.65      8,061    2.84       2,650    .90        474    0.31         77    0.07
                              -------- ------   --------  ------    -------- ------   --------  ------   --------  ------
     Total adjustable-rate
       loans................    98,187  41.51    136,851   48.26     114,095  38.66     23,427   15.16        602    0.56
                              -------- ------   --------  ------    -------- ------   --------  ------   --------  ------
     Total loans............   236,561 100.00%   283,556  100.00%    295,108 100.00%   154,556  100.00%   106,978  100.00%
                              -------- ======   --------  ======    -------- ======   --------  ======   --------  ======

Less:
----
 Loans in process...........    (2,364)           (1,784)             (5,651)           (2,768)              (954)
 Deferred fees and
   discounts................       (83)             (119)               (130)             (538)              (981)
 Allowance for loan losses..    (3,200)           (3,922)             (1,716)             (774)              (774)
                              --------          --------            --------          --------           --------
    Total loans receivable,
       net..................  $230,914          $277,731            $287,611          $150,476           $104,269
                              ========          ========            ========          ========           ========


     The following schedule illustrates the maturities of the Company's loan portfolio at December 31, 1998. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                    Real Estate(1)
                   ----------------------------------------------
                                                  Multi-family        Commercial business
                      One-to-four family         and Commercial          and Consumer               Total
                   ------------------------   --------------------   --------------------   ----------------------

                                  Weighted                Weighted                Weighted                 Weighted
                                  Average                Average                  Average                   Average
                      Amount        Rate        Amount     Rate        Amount      Rate           Amount      Rate
                   ------------ -------------   ------- ----------    --------- -----------    ----------- ----------
                                                        (Dollars in Thousands)


  Periods Ending
   December 31,
------------------


1999(2)............    $1,400       9.89%         $390      9.55%      $2,619       9.60%        $  4,409     9.69%
2000...............       159       8.46         2,850      7.37        2,781       8.28            5,790     7.84
2001...............       693       9.58         1,548     11.00        2,016       9.40            4,257    10.01
2002 and 2003......     3,788       7.97         3,013      8.56        3,761      10.78           10,562     9.13
2004 to 2008.......    18,402       7.98         5,902      8.80       10,118       7.59           34,422     8.00
2009 to 2018.......    47,577       7.73        14,819      8.51          874      10.48           63,270     7.95
2019 and following.   107,808       7.64         5,765      8.61          278       9.18          113,851     7.69

----------------
(1) Includes construction loans.
(2) Includes demand loans and loans having no stated maturity.



     At December 31, 1998, the total amount of loans due after December 31, 1999 which have predetermined interest rates is $134.9 million, while $97.2 million loans due after such dates have floating or adjustable interest rates.

     ONE-TO-FOUR FAMILY RESIDENTIAL MORTGAGE AND CONSTRUCTION LENDING. The Company focuses its lending efforts on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. Residential loan originations of this type are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At December 31, 1998, the Company's one-to-four family residential permanent mortgage loans totaled $177.1 million, or 74.9% of the Company's total gross loan portfolio.

     At December 31, 1998, $109.6 million of the Company's one-to-four family residential mortgage loans, or 46.3% of the Company's total gross loan portfolio, had fixed interest rates. From time to time, the Company may purchase loans secured by one-to-four family residences. See "Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

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

     The Company originates a limited number of loans to finance the construction of one-to-four family residences. At December 31, 1998, the Company had loans to finance the construction of one-to-four family residences totaling $2.8 million, or 1.2% of the Company's loan portfolio. Substantially all of these loans are made to individuals who propose to occupy the premises upon completion of construction. Construction loans are generally structured for up to a 30-year term with a six month construction phase, during which the borrower pays interest only. Upon completion of the construction phase, these loans continue as permanent loans of the Company. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

     MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Company has also engaged in commercial and multi-family real estate lending. At December 31, 1998, the Company had $33.1 million of permanent commercial and multi-family real estate loans, which represented 14.0% of the Company's gross loan portfolio. The Company also has $1.1 million in construction loans secured by multi-family and commercial real estate.

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

     Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from the Company, as well as referrals from existing customers and walk-in customers. The application process includes a submission to the Company of accurate plans, specifications and costs of the project to be constructed/developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value or the cost of construction (land plus building).

     In addition, the Company from time to time has purchased loans secured by multi-family real estate. The Company made no such purchases of multi-family real estate participation loans in fiscal 1998.

     Loans secured by commercial and multi-family real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. The two largest loans are as follows: (1) $2.5 million secured by land and speculation homes; and (2) $1.8 million secured by one- to four-family dwellings and multi-family properties.

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

     At December 31, 1998, deposit loans were $257,000 or .11% of the Company's gross loan portfolio. Home equity loans were $10.1 million or 4.3% of the Company's gross loan portfolio as of that date.

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

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss, depreciation or fluctuation in value. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1998, $490,000 of the Company's consumer loans were not performing in accordance with their terms. However, there can be no assurance that further delinquencies will not occur in the future.

     COMMERCIAL BUSINESS LENDING. Commercial business loans have been added to the list of the Company's products. The outstanding balance of unsecured commercial lines of credit was $1.8 million as of December 31, 1998. Commercial loans secured other than by mortgage had outstanding balances of $4.6 million as of December 31, 1998. The purpose of these loans will generally be for working capital or expansion of existing businesses. These loans have been priced at prime plus a specified spread, or at the one year constant maturity treasury index plus a specified spread. Some of these loans are payable on demand.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property the value of which tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans may be secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank's largest loan is a $5.5 million commercial business loan secured by a first security interest covering all business assets including accounts receivable, inventory, securities, contract rights, acquired real estate, stock in direct and indirect subsidiaries of the borrower, intangibles, and equipment.

ORIGINATIONS, PURCHASES AND SALES OF LOANS AND MORTGAGE-BACKED SECURITIES

     Loan originations are developed from advertising, continuing business with depositors and borrowers, soliciting realtors and builders, walk-in customers and correspondent relationships in other markets. Loans are originated by salaried loan officers, field originators compensated by salary and commission.

     While the Company offers fixed-rate and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment and other factors. In fiscal 1998, the Company originated $28.5 million in fixed-rate loans and $23.6 million in adjustable-rate loans.

     In periods of economic uncertainty, the ability of financial institutions, including the Company, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings.

     The following table shows the origination, purchase, sale and repayment activities of the Company for the periods indicated.


                                                            Year Ended December 31,
                                                   ------------------------------------------------

                                                       1998               1997             1996
                                                   --------------    ---------------  --------------
                                                                       (In Thousands)


ORIGINATIONS BY TYPE:
Adjustable-rate:
  Construction....................................    $    2,494       $11,521           $11,256
Real estate -  one to four family.................         7,205        23,600            33,075
  - multi-family..................................         2,017           593               357
  - commercial....................................         1,060         3,276             2,567
Commercial business...............................         2,435         1,894             1,860
Consumer - home equity............................         7,226         5,996             1,562
Other consumer....................................         1,188         2,247               119
Fixed-rate:
  Construction....................................           526           280
  Commercial business.............................         1,656           627               388
  Consumer........................................           895         7,213             3,422
  Real estate - one-to-four family................        24,100         4,263            28,029
  - multi-family..................................            11           ---               500
  - commercial....................................         1,269           141                60
                                                        --------      --------          --------
    Total loans originated........................        52,082        61,651            83,195
                                                        --------      --------          --------

PURCHASES:
Acquisitions:
  Loans...........................................           ---           ---            66,433
  MBS.............................................        40,179         3,710            20,729
One-to-four family................................           ---           ---            45,236
                                                       ---------      --------          --------
    Total purchased...............................        40,179         3,710           132,398
                                                       ---------      --------          --------

SALES AND REPAYMENTS:
Loans:
  Loan sale.......................................           ---        15,751            17,783
  MBS sale........................................         7,119        10,684            21,770
  MBS payments....................................         5,188         3,908             7,567
  Loan payments...................................        95,260        57,604            37,730
                                                       ---------      --------          --------
    Total reductions..............................       107,567        87,947            84,850
                                                       ---------      --------          --------
Increase (decrease) in other items, net...........        (3,900)       (1,704)           (2,484)
                                                       ---------      --------          --------
    Net increase (decrease).......................      $(19,206)     $(24,290)         $128,259
                                                       =========      ========          ========


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

     The following table sets forth information concerning delinquent loans at December 31, 1998. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue and are reflected as a percentage of the type of loan category.


                                                            Loans Delinquent For:
                           ---------------------------------------------------------------------------------------------------

                                  30-59 Days                       60-89 Days                       90 Days and over
                           ----------------------------  ---------------------------------  ----------------------------------

                            Number   Amount    Percent     Number    Amount     Percent       Number     Amount     Percent
                          --------- --------- ---------  ---------- ---------  ----------    ---------  ---------  -----------
                                                            (Dollars in Thousands)


Real Estate:
 One-to-four family(1)..    43       $1,955      1.08%       14        $847        .47%           25      $1,740        .96%
 Non-residential(1).....     4          390      1.14         4         155        .45             8       1,947       5.69
 Consumer/Commercial.        6           54       .24         7          79        .35            18         855       3.81


-------------------
(1)  Includes construction loans.


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



                                                                      At December 31,
                                                ---------------------------------------------------------
                                                 1998         1997        1996        1995        1994
                                                -------     --------    --------    --------   ----------
                                                                  (Dollars in Thousands)


Non-accruing loans:
  One-to-four family.........................    $1,740    $   612      $   674      $ 579      $  75
  Consumer...................................       373        213           10        ---        ---
  Commercial real estate/Business Loans......     2,428      1,170        1,266        ---        ---
                                                  -----      -----       ------       ----     ------
     Total...................................     4,541      1,995        1,950        579         75
                                                  -----      -----       ------       ----      -----

Accruing loans delinquent more than 90 days..       ---        ---           94        ---        ---

Foreclosed assets............................        56         56           55        ---        ---
                                                 ------    --------     -------       ----     ------

Total non-performing assets..................    $4,597     $2,051       $2,099       $579      $  75
                                                 ======     ======       ======       ====      =====
Total as a percentage of total assets........       1.4%       .55%         .52%       .25%       .04%
                                                 ======     ======       ======       ====      =====



     For the year ended December 31, 1998, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $423,000. The Company did not recognize any interest income on such loans in 1998.

     NON-PERFORMING   ASSETS.   Included  in  the  table  above  in  nonaccruing
one-to-four family loans at December 31, 1998, were 25 loans secured by single-family residences located in the Company's primary market area. Also included in non-performing assets are 12 consumer loans and 14 commercial real estate loans.

     OTHER LOANS OF CONCERN. Not categorized as non-performing assets at December 31, 1998, were $1.5 million of potential problem loans. The potential problem loans consisted of 18 single family residences, two commercial real estate loans, one multi-family loan and zero commercial loans.

     CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated "special mention" by management.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1998, the Bank had classified a total of $4 million of its assets as substandard, $31,000 as doubtful and none as loss. At December 31, 1998, total classified assets were $4.6 million, or 1.4% of the Bank's assets.

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

     Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In the fourth quarter of fiscal 1997, the Company provided an allowance of $1.5 million for certain loans. These loans were primarily of a commercial nature. A portion of this provision was reversed in 1998 due to a favorable outcome in the settlement of some of the loans. At December 31, 1998, the Company had a total allowance for loan losses of $3.2 million, or 1.4% of loans receivable, net. See Note 4 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders filed as Exhibit 13 hereto.

     The following table sets forth an analysis of the Company's allowance for loan losses.


                                                                                Year Ended December 31,
                                               ------------------------------------------------------------------------
                                                    1998            1997          1996          1995          1994
                                               ------------     -----------  -------------  ------------  ------------
                                                                             (Dollars in Thousands)


Balance at beginning of period............       $3,922          $1,716       $   774         $774          $774
Beginning balance acquisition.............          ---             ---           577          ---           ---

Charge-offs:
  One-to-four family......................           28              79            34            6           ---
  Consumer................................          228             ---           ---          ---
  Commercial..............................          122             ---           ---          ---           ---
Recoveries................................           19             ---           ---          ---           ---
                                                 ------       ---------      --------       ------        ------

Net charge-offs...........................          359              79            34            6           ---
Additions charged to operations...........         (363)          2,285           399            6           ---
                                                -------       --------      --------       ------        ------
Balance at end of period..................       $3,200          $3,922        $1,716         $774          $774
                                                 ======        ========      ========       ======        ======

Ratio of net charge-offs during the period to
   average loans outstanding during the period..    .14%            ---           .01%         ---           ---%
                                                   ====         =======          ----      =======           ===

Ratio of net charge-offs during the period to       8.6%           3.81%         1.66%        2.99%          ---%
 average non- performing assets.........           ====            ====          ====         ====           ===


     The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                         December 31,
                              -------------------------------------------------------------------------
                                       1998                      1997                     1996
                              ----------------------   -----------------------   ----------------------
                                           Percent                    Percent                    Percent
                                           of Loans                   of Loans                  of Loans
                                           in Each                    in Each                    in Each
                                           Category                   Category                  Category
                                           to Total                   to Total                  to Total
                                Amount      Loans         Amount       Loans          Amount     Loans
                              ---------  ------------  ------------  ----------     ----------  ---------
                                                          (Dollars in Thousands)



One-to-four family...........     $519      74.87%       $  669         79.10%        $  636      82.07%
Multi-family.................       55       5.25           190          3.97            197       4.23
Commercial real estate.......      828       8.74         1,338          7.61            504       6.96
Consumer.....................      510       6.56           548          5.38             81       2.27
Construction.................        3       1.65            72          2.57             46       3.71
Commercial...................      585       2.93           432          1.37             38        .76
Unallocated..................      700        ---           673           ---            214        ---
                               -------   --------       -------      --------         ------    -------
     Total...................   $3,200     100.00%       $3,922        100.00%        $1,716     100.00%
                                ======     ======        ======        ======         ======     ======



INVESTMENT ACTIVITIES

     The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of December 31, 1998, the Bank's liquidity ratios (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was in compliance with applicable regulations. See "Regulation - Liquidity."

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

     At December 31, 1998, the Company's cash and interest-bearing deposits in other financial institutions totaled $13.9 million, or 4.2% of total assets. The Company also has a $6.9 million investment in the common stock of the FHLB of Cincinnati in order to satisfy the requirement for membership therein.

     OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At December 31, 1998, the Bank was in compliance with this regulation. See "Regulation - Federal Regulation of Savings Institutions" for a discussion of additional restrictions on the Bank's investment activities.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.


                                                                            December 31,
                                        -------------------------------------------------------------------------------------
                                                1998                            1997                            1996
                                        ---------------------          -------------------------       ----------------------
                                           Book       % of               Book           % of             Book        % of
                                          Value      Total               Value          Total            Value       Total
                                        ---------  ----------          ----------    -----------       ----------  ----------
                                                                          (Dollars in Thousands)

Investment Securities:
  U.S. Treasury securities..........   $    502        1.56%             $   501         .88%           $   794        1.50%
  Federal agency obligations........     14,900       46.25               21,820       38.24             35,298       66.79
                                       --------       -----               ------       -----             ------      ------

     Subtotal.......................     15,402       47.81               22,321       39.12             36,092       68.29
                                       --------       -----               ------       -----             ------      ------
FHLB stock..........................      6,948       21.57                6,470       11.34              5,862       11.09
Freddie Mac stock...................        ---         ---                  134         .23                  3         ---
                                       --------       -----               ------       -----             ------      ------
     Total investment securities and
        FHLB/Freddie Mac stock......     22,350       69.38               28,925       50.69             41,957       79.38
                                       --------       -----               ------       -----             ------      ------
Average remaining life of investment
   securities.......................         12.88 years                      7.51 years                       4.78 years


Other Interest-Earning Assets:
  Interest-bearing deposits with banks    4,550       14.12               22,022       38.60              2,747        5.20
  Federal funds sold................      5,317       16.50                6,110       10.71              8,148       15.42
                                        -------      ------              -------      ------            -------      ------
     Total..........................    $32,217      100.00%             $57,057      100.00            $52,852      100.00%
                                        =======      ======              =======     =======            =======      ======
Average remaining life or term to
 repricing of investment securities and
 other interest-earning assets, excluding
 FHLB/Freddie Mac stock.............          7.88 years                      3.32 years                    3.77 years




     The composition and maturities of the investment securities portfolio, excluding FHLB of Cincinnati stock, are indicated in the following table.



                                                                           December 31, 1998
                                             ------------------------------------------------------------------------------
                                             Less Than       1 to 5          Over 5
                                                1 Year        Years           Years        Total Investment Securities
                                             ------------   -----------    ------------    --------------------------------
                                              Book Value    Book Value      Book Value     Book Value       Market Value
                                             -------------  ------------   ------------    -----------     --------------
                                                                      (Dollars in Thousands)


U.S. Treasury securities...................      $502        $ --- $             ---          $  502           $502
Federal agency obligations.................       ---          ---            14,900          14,900         14,900
                                               ------        -----            ------          ------         ------

Total investment securities................      $502         $---           $14,900         $15,402        $15,402
                                                 ====         ====           =======         =======        =======

Weighted average yield.....................      6.31%        ---%              6.35%           6.35%          6.35%




     MORTGAGE-BACKED SECURITIES. The Company had a $50.0 million portfolio of mortgage- backed securities at December 31, 1998, all of which were insured or guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Accordingly, management believes that the Company's mortgage-backed securities are generally more resistant to credit problems than loans, which generally lack such insurance or guarantees. Because these securities represent a pass through of principal and interest from underlying individual 30-year mortgages, such securities do present prepayment risk. Any such individual security contains mortgages that can be prepaid at any time over the life of the security. In a rising interest rate environment the underlying mortgages are likely to extend their lives versus a stable or declining rate environment. A declining rate environment can result in rapid prepayment. There is no certainty as to the security life or speed of prepayment. The geographic makeup and correlated economic conditions of the underlying mortgages also play an important role in determining prepayment. In addition to prepayment risk, interest rate risk is inherent in holding any debt security. As interest rates rise the value of the security declines and conversely as interest rates decline values rise. Adjustable-rate mortgage-backed securities have the advantage of moving their interest rate within limits with the contractual index used, subject to the risk of prepayment. Interest rate adjustments to $2.0 million of the Company's adjustable-rate mortgage-backed securities are tied to the One Year Constant Maturity Treasury Index, $7.6 million are tied to the 11th District cost of funds and $111,000 are tied to the six month treasury. At December 31, 1998, 19.5% of the Company's mortgage-backed securities consisted of adjustable-rate mortgage-backed securities.

     Mortgage-backed  securities  can serve as collateral  for  borrowings  and, through sales and repayments, as a source of liquidity. For information regarding the carrying and market values of the Company's mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders filed as Exhibit 13 hereto. Under the OTS risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of Government National Mortgage Association securities) in contrast to the 50% risk weight carried by residential loans. See "Regulation." Management has purchased mortgage-backed securities in order to supplement loan originations and includes adjustable-rate mortgage-backed securities to mitigate the consequences of an entirely fixed-rate mortgage portfolio. The CMO securities held by the Company carry certain risks. The principal represented by such securities may be repaid over a longer period than that assumed in management's initial purchase analysis which may hamper certain aspects of the Company's asset/liability management strategy. In addition, these securities have maximum interest rate caps. If and as market interest rate levels approach these caps, the value of the underlying security will decline. As of December 31, 1998, the Company held $10.1 million of CMO securities.

     The following table sets forth the contractual maturities of the Company's mortgage-backed securities at December 31, 1998.


                                  Due in              Due in         Due In Over           December 31, 1998
                               1 to 5 years        6 to 10 years      10 Years           Balance Outstanding
                              ---------------   ------------------  ----------------  ---------------------------
                                                               (In Thousands)



Freddie Mac..............       $   952             $681              $ 3,956            $  5,589
Fannie Mae...............           ---              ---                9,048               9,048
CMOs.....................         4,855              490                4,780              10,125
Ginnie Mae...............            17              ---               25,265              25,282
                                 ------           ------               ------            --------
Total mortgage-backed
   securities............        $5,824           $1,171              $43,049             $50,044
                                 ======           ======              =======             =======

Weighted average yield...          6.29             7.44                 6.53                6.52



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

                                                                       Year Ended December 31,
                                                      ----------------------------------------------------------------
                                                             1998                   1997                1996
                                                      ----------------      -----------------   ----------------------
                                                                           (Dollars in Thousands)


Opening balance..................................        $246,909             $233,203              $139,129
Net deposits (withdrawals).......................         (70,114)(1)           (4,220)               80,678(2)
Interest credited................................          16,171               17,926                13,396
                                                       ----------             --------             ---------

Ending balance...................................        $192,966             $246,909              $233,203
                                                         ========             ========              ========

Net increase (decrease)..........................        $(53,943)            $ 13,706              $ 94,074
                                                         =========            ========              ========

Percent increase (decrease)......................           21.8%                  5.8 %                67.6%
                                                            ====                  ====                  ====

---------------
(1) Net deposit decrease is primarily due to the sale of $84,365 in deposits related to the Cincinnati area branch sales in 1998.
(2) Net deposit increase is primarily due to the Company's acquisition of Mayflower and Seven Hills during fiscal 1996.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.



                                                                   Year Ended December 31,
                                               ---------------------------------------------------------------

                                                        1998                      1997                         1996
                                               ----------------------      ----------------------       -----------------
                                                              Percent                    Percent                  Percent
                                                 Amount       of Total       Amount      of Total        Amount  of Total
                                               ---------     --------      ---------    ----------      -------  --------
                                                                          (Dollars in Thousands)


TRANSACTIONS AND SAVINGS DEPOSITS:

Passbook and Savings Accounts......              $13,629        7.06%       $22,115        8.96          $27,981    12.00%
NOW Accounts........................              12,708        6.59         12,186        4.94           10,074     4.32
Money Market Accounts...............              49,084       25.44         37,182       15.06           19,664     8.43
                                                  ------      ------         ------       -----          -------   ------

Total Non-Certificates..............              75,421       39.09         71,483       28.96          57,719     24.75
                                                  ------       -----         ------       ------         -------   ------

CERTIFICATES:

 0.00 -  3.49%......................                534          .28            785         .32             971       .42
 3.50 -  5.49%......................             28,353        14.69         27,688       11.21          45,927     19.70
 5.50 -  7.49%......................             88,100        45.65        146,319       59.26         121,281     52.00
 7.50 -  9.49%......................                558          .29            634         .25           7,305      3.13
                                                -------      -------     ----------    --------        --------    ------

Total Certificates..................            117,545        60.91        175,426       71.04         175,484     75.25
                                                -------       ------        -------       -----        --------    ------
Total Deposits......................           $192,966       100.00       $246,909      100.00        $233,203    100.00%
                                               ========       ======       ========      ======        ========    ======

     The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1998.


                                                     0.00-        3.50-        5.50-      7.50-                   Percent
                                                     3.49%        5.49%        7.49%      9.49%      Total        of Total
                                                   ---------- ------------   ---------- ---------- ---------  ---------------
                                                                   (Dollars in Thousands)

Certificate accounts maturing in quarter ending:
-------------------------------------------------

March 31, 1999..........................            $  75       $2,676        $ 4,490     $ ---       $ 7,241            6.16%
June 30, 1999...........................              163        3,981         12,773       141        17,058           14.51
September 30, 1999......................               50        2,201         13,831       ---        16,082           13.68
December 31, 1999.......................               15        4,494         12,112       ---        16,621           14.14
March 31, 2000..........................               33        1,223         16,229       ---        17,485           14.88
June 30, 2000...........................                6        3,734         10,963       ---        14,703           12.51
September 30, 2000......................                2        4,006          2,331        55         6,394            5.44
December 31, 2000.......................               78        2,420          1,764        30         4,292            3.65
March 31, 2001..........................                3          367          1,258       ---         1,628            1.39
June 30, 2001...........................               13          ---          3,188        27         3,228            2.75
September 30, 2001......................                7          628          5,307       ---         5,942            5.05
December 31, 2001.......................                3        2,148            202       154         2,507            2.13
Thereafter..............................               86          475          3,652       151         4,364            3.71
                                                     ----       ------       --------      ----    ----------         -------

   Total................................             $534      $28,353        $88,100      $558      $117,545          100.00%
                                                     ====      =======        =======      ====      ========          ======

   Percent of total.....................             0.46%       24.12%         74.95%     0.47%       100.00%
                                                     ====        =====          =====      ====        ======



     The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1998.

                                                                       Maturity
                                         ---------------------------------------------------------------------------------
                                            3 Months         3 to 6         6 to 12            Over
                                             or Less          Months          Months        12 months         Total
                                          -------------     -----------    ------------   -------------  -----------------
                                                                          (In Thousands)


Certificates of deposit less
 than $100,000...................          $6,343            $15,054         $28,352        $53,455         $103,204
Certificates of deposit of
 $100,000 or more................             898              2,004           4,351          7,088           14,341
                                          -------          ---------        --------       --------        ---------
Total certificates of deposit....          $7,241            $17,058         $32,703        $60,543         $117,545
                                           ======            =======         =======        =======         ========



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

     Beginning in 1995, the Bank utilized a higher level and a wider variety of FHLB advances than it had in the past. These advances were utilized for increased investments and lending. The FHLB advances were secured by the Bank's blanket agreement for advances and security agreement and are not tied to specific investments or loans. Fixed rate advances of $20 million were taken to fund the purchase of callable securities. The remainder of the borrowing were variable-rate or fixed-rate in nature and was intended to fund mortgages.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.



                                                                        Year Ended December 31,
                                                   ----------------------------------------------------------
                                                           1998                 1997                 1996
                                                     ---------------      ----------------   -----------------
                                                                             (In Thousands)

Maximum Balance:
  FHLB advances....................................    $88,256               $113,112              $102,602

Average Balance:
  FHLB advances....................................    $62,802               $ 97,414              $ 79,665



     The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.

                                                                               December 31,
                                                   ---------------------------------------------------------------
                                                        1998                    1997                  1996
                                                   -------------         ------------------   -------------------
                                                                         (Dollars in Thousands)



FHLB advances......................................    $85,252               $68,339                $102,602

Weighted average interest rate of
 FHLB advances.....................................       5.30%                 5.85%                   5.84%



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

     At December 31, 1998, the Bank had a net book value investment of $5,000 in Springfield-Home Community Reinvestment Corporation ("Springfield-Home"), a 50%-owned service corporation, for low income housing lending.

     At December 31, 1998, the Bank had a net book investment of $(200,000) in West Central Financial Services, an operating subsidiary created to generate consumer lending that does not overlap with the Company's current consumer lending. In addition, the Bank had a net book investment of $(3,000) in West Central Mortgage Services, an operating subsidiary created to generate mortgage loans in areas outside of the Bank's normal lending area.

COMPETITION

     The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, other savings institutions, credit unions and mortgage bankers making loans secured by real estate located in the Company's market area. The Company competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, and loan fees it charges, and the types of loans it originates.

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

FEDERAL REGULATION OF SAVINGS INSTITUTIONS

     The OTS has extensive authority over the operations of federal savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require an institution to provide for higher general or specific loan loss reserves. All federal savings institutions are subject to a semi-annual assessment, based upon the institution's total assets, to fund OTS operations. The Bank's OTS assessment for the fiscal year ended December 31, 1998 was $93,000.

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

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1998, the Bank's lending limit under this restriction was $6.4 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However SAIF-insured institutions are required to pay a Financing Corporation ("FICO") assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6.48 basis points for each $100 in domestic deposits, while BIF insured institutions pay an assessment equal to approximately 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to
2.43 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1998, the Bank had an intangible asset of mortgage servicing rights of $28,000.

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

     At December 31, 1998, the Bank had tangible capital of $41.1 million, or .26% of adjusted total assets, which is $12.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 1998, the Bank had no intangibles which were subject to these tests. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

     At December 31, 1998, the Bank had core capital equal to $41.1 million, or 12.6% of adjusted total assets, which is $28.0 million above the minimum leverage ratio requirement of 4% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1998, the Bank had no capital instruments that qualify as supplementary capital and $1.7 million of general loss reserves, which was less than 1.0% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 1998.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the Fannie Mae or Freddie Mac.

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

     On December 31, 1998, the Bank had total capital (as defined above) of $42.8 million (including $41.1 million in core capital and $1.7 of general loss reserves) and risk-weighted assets of $177.4 million; or total capital of 24.2% of risk-weighted assets. This amount was $28.7 million above the 8.0% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. ____ The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

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

     The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Company's operations and profitability. The Company's stockholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

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

     Effective April 1, 1999, OTS regulations will permit savings associations (not in a holding company) to declare and pay dividends upon prior notice to the OTS, provided the dividend does not exceed the association's net earnings year to date plus the prior two-year net earnings available for dividends, and the association would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed dividend.

LIQUIDITY

     All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the average daily balance of its liquidity base during the preceding calendar quarter or a percentage of the amount of its liquidity base at the end of the preceding quarter. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. At December 31, 1998, the Bank was in compliance with its regulatory liquidity ratio.

QUALIFIED THRIFT LENDER TEST

     All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1998, the Bank met the test and has always met the test since its effective date.

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

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. (See "--Liquidity.")

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati. At December 31, 1998, the Bank had $6.9 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank had received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.78% and were 7.19% for 1998.

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

     For the year ended December 31, 1998, dividends paid by the FHLB of Cincinnati to the Bank totaled $478,000, which constituted a $37,000 increase over the amount of dividends received in 1997.

FEDERAL AND STATE TAXATION

     Savings associations such as the Bank, are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

     Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

     Since 1987, the percentage of specially-computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction). Under changes in federal tax law enacted in August 1996, the percentage bad debt deduction has been eliminated for tax years beginning after December 31, 1995. Accordingly, this method will not be available to the Bank for its tax years ending December 31, 1996 and thereafter.

     The federal tax legislation enacted in August 1996 also imposes a requirement to recapture into taxable income the portion of the qualifying and non-qualifying loan reserves in excess of the "base-year" balances of such reserves. For the Bank, the base-year reserves are the balances as of December 31, 1988. Recapture of the excess reserves will occur over a six-year period which could begin for the Bank as early as the tax year ending December 31, 1996. Commencement of the recapture period may be delayed, however, for up to two years provided the Bank meets certain residential lending requirements). The Bank previously established, and will continue to maintain, a deferred tax liability with respect to its federal tax bad debt reserves in excess of the base-year balances; accordingly, the legislative changes will have no effect on total income tax expense for financial reporting purposes.

     Also, under the August 1996 legislation, the Bank's base-year federal tax bad debt reserves are "frozen" and subject to current recapture only in very limited circumstances. Generally, recapture of all or a portion of the base-year reserves will be required if the Bank pays a dividend in excess of the greater of its current or accumulated earnings and profits, redeems any of its stock, or is liquidated. The Bank has not established a deferred federal tax liability under SFAS No. 109 for its base-year federal tax bad debt reserves, as it does not anticipate engaging in any of the transactions that would cause such reserves to be recaptured.

     In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemptions. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

     The Bank files federal income tax returns on a calendar year basis using the accrual method of accounting. The Company files federal income tax returns separately from the Bank.

     The Bank has not been audited by the IRS recently with respect to federal income tax returns. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

     OHIO TAXATION. The Bank is subject to an Ohio franchise tax based on their net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net taxable value of stock is taxed at a rate of 1.5% for 1998.

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




     Name                Age             Positions Held with the Company
----------------      ----------  -------------------------------------------

Craig F. Fortin         38          Senior Vice President, Treasurer and
                                     Chief Financial Officer
John T. Heckman         47          Executive Vice President
Gary L. Hicks           47          Executive Vice President
Robert P. Brezing       54          Senior Vice President



     The business experience of each executive officer who is not also a Director of the Company is set forth below.

     CRAIG F. FORTIN. Mr. Fortin is Senior Vice President, Treasurer and Chief Financial Officer of the Company and the Bank, a position he has held since February 1, 1999. From 1991 to January 1999, Mr. Fortin served as the Chief Financial Officer of The Ohio Bank, Findlay, Ohio.

     THOMAS A. ESTEP. Mr. Estep ceased his duties as Vice President, Treasurer and Chief Financial Officer of the Company and the Bank on February 1, 1999.

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

EMPLOYEES

     At December 31, 1998, the Company and its subsidiary had a total of 84 employees, including 11 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2. PROPERTIES

     The Company conducts its business at its main office, which also serves as executive office and the Bank's five branch offices located in its market area. The following table sets forth information relating to each of the Company's offices as of December 31, 1998.


                                         Date                Total                 Net Book
                                       Acquired            Approximate             Value at
           Location                     Footage              Square             December 31, 1998
----------------------------------  ---------------      ---------------      --------------------
                                                                                  (In Thousands)

Main Office:
  28 E. Main Street                      1900                 5,721                 $ 1,033
  Springfield, Ohio

Branch Offices:
  7601 Dayton Springfield Road           1983                 2,528                      26
  Enon, Ohio

  210 N. Main Street                     1987                 2,369                     339
  New Carlisle, Ohio

  1480 Upper Valley Pike                 1950                 3,777                     386
  Springfield, Ohio

  50 Kahoe Lane                          1993                 2,369                     370
  Yellow Springs, Ohio

  3216 Seajay Drive                      1996                 1,925                     282
  Beavercreek, Ohio




     The Company owns all of its offices. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1998 was $3.2 million. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto.

     The Company conducts its data processing through a service bureau. The net book value of the data processing and computer equipment utilized by the Company at December 31, 1998 was approximately $206,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Page 7 of the Company's 1998 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Pages 8 and 9 of the Company's 1998 Annual Report to Stockholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 10 through 23 of the Company's 1998 Annual Report to Stockholders are herein incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Board of Directors meets at least quarterly to review the Company's interest rate risk position and profitability. The Board of Directors also reviews the Company's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Company's objectives in the most effective manner. In addition, the Board anticipates reviewing on a quarterly basis the Company's asset/liability position, including simulations of the effect on the Company's capital of various interest rate scenarios.

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

     The Company's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. Consequently, the results of operations are heavily influenced by the levels of short-term interest rates. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis. For additional information regarding market risk, see pages 18 to 19 of the Company's Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages 24 through 57 of the Company's 1998 Annual Report to Stockholders are herein incorporated by reference.

     The independent auditors' report of Clark, Schaefer, Hackett & Co. dated January 23, 1998, is included as Exhibit 99 to this Report and is herein incorporated by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company filed a Current Report on Form 8-K on February 5, 1998, to report a change of accountants, and an amendment on Form 8-K/A on February 23, 1998, to report the letter on the change of certifying accountants.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 1999 (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation"), a copy of which will be filed not later than 120 days after the close of the fiscal year. For information concerning executive officers of the Company who are not also Directors, see "Executive Officers" in Part I of this Annual Report on Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock (or any other equity securities, of which there is none), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.


     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that Mr. Dodds inadvertently failed to file a Form 4 to report one transaction. Mr. Dodds reported the transaction on a Form 5 dated February 10, 1999. Morever, due to the failure of the Trustee of the Deferred

Compensation Plan to notify Mr. Raisbeck of shares purchased for Mr. Raisbeck's account pursuant to such plan, Mr. Raisbeck inadvertently failed to report one transaction on his timely filed Form 5. Mr. Raisbeck reported the transaction on a Form 4 dated March 15, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 1999 (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation"), a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 1999 (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation"), a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 1999 (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation"), a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) (1) FINANCIAL STATEMENTS:

     The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                                                     Pages in
                              Annual Report Section                                   Annual
                                                                                      Report
Consolidated Balance Sheets at
  December 31, 1998 and 1997......................................................        25
Consolidated Statements of Income for the Years Ended
  December 31, 1998, 1997 and 1996................................................
                                                                                          26
Consolidated Statements of Comprehensive Income for the Years Ended
December 31, 1998, 1997 and 1996..................................................
                                                                                          27
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1998, 1997 and 1996............................
                                                                                        28, 29
Consolidated Statements of Cash Flows for Years Ended
  December 31, 1998, 1997 and 1996................................................
                                                                                        30, 31
Notes to Consolidated Financial Statements........................................      32-57
Independent Auditors' Report......................................................        24



     (A) (2) FINANCIAL STATEMENT SCHEDULES:

     All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

     (A) (3) EXHIBITS:


                                                                                      Reference to Prior
 Regulation                                                                           Filing or Exhibit
 S-K Exhibit                                                                           Number Attached
  Number               Document                                                             Hereto
-------------   ------------------------------------------------------------      -------------------------

     2          Plan of acquisition, reorganization,                                   None
                arrangement, liquidation or
                succession
     3 (i)      Certificate of Incorporation                                           *
     3 (ii)     Amended and Restated Bylaws                                            3(ii)
     4          Instruments defining the rights of                                     *
                security holders, including indentures
     9          Voting trust agreement                                                 None
     10         Material contracts:
                (a)   1995 Stock Option and                                            **
                      Incentive Plan
                (b)   Management Recognition Plan                                      **
                (c)   Employment Agreement with                                        ***
                      John T. Heckman
                (d)   Employment Agreement with                                        10(d)
                      John W. Raisbeck
                (e)   Employment Agreement with                                        ****
                      Gary L. Hicks
                (f)   Employment Agreement with                                        10(f)
                      Robert P. Brezing, as amended
                (g)   Employment Agreement with                                        10(g)
                      Craig F. Fortin
                (h)   1998 Omnibus Incentive Plan                                      ****
                (i)   Cornerstone Bank Deferred                                        10(i)
                      Compensation Plan, as amended
     11         Statement re computation of per                                        None
                share earnings
     12         Statements re computation of ratios                                    None
     13         Annual report to security holders                                        13
     16         Letter re change in certifying                                         None
                accountant




                                                                                      Reference to Prior
 Regulation                                                                           Filing or Exhibit
 S-K Exhibit                                                                           Number Attached
  Number               Document                                                             Hereto
-------------   ------------------------------------------------------------      -------------------------



     18         Letter re change in accounting                                             None
                principles
     21         Subsidiaries of the registrant                                             21
     22         Published report regarding matters                                         None
                submitted to vote of security holders
     23         Consent of Crowe, Chizek and                                               23.1
                Company LLP
                Consent of Clark, Schaefer, Hackett                                        23.2
                & Co.
     24         Power of attorney                                                          None
     27         Financial data schedule                                                    27
     99         Additional exhibits--report of                                             99
                predecessor independent accountants

----------------------

*    Incorporated  by  reference to the  Company's  Registration  Statement  No.
     33-76734.

** ______ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

*** _____ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

**** ____ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


     (B) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WESTERN OHIO FINANCIAL CORPORATION



Date: March 31, 1999                   By: /s/ John W. Raisbeck
     --------------------------------     --------------------------------------
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


Date: /s/ John W. Raisbeck             By: /s/ David L. Dillahunt
     --------------------------------     --------------------------------------
     John W.Raisbeck, President and        David L. Dillahunt,  Chairman of
     Chief Executive Officer               the Board
     (PRINCIPAL EXECUTIVE OFFICER)



Date: March 31, 1999                   Date: March 31, 1999
     --------------------------------        -----------------------------------


By: /s/ Howard V. Dodds                By:  /s/ John E. Field
    ---------------------------------      -------------------------------------
     Howard V. Dodds, Director              John E. Field, Director



Date: March 31, 1999                   Date: March 31, 1999
     --------------------------------        -----------------------------------






By: /s/ Aristides G. Gianakopoulos     By:  /s/ William N. Scarff
    ---------------------------------      -------------------------------------
     Aristides G. Gianakopoulos,            William N. Scarff, Director
     Director


Date: March 31, 1999                   Date: March 31, 1999
     --------------------------------        -----------------------------------





By: /s/ Jeffrey L. Levine              By:  /s/ Craig F. Fortin
    ---------------------------------      -------------------------------------
       Jeffrey L. Levine, Director         Craig F. Fortin, Senior Vice
                                           President,Treasurer and Chief
                                             Financial Officer
                                           (PRINCIPAL FINANCIAL AND ACCOUNTING
                                             OFFICER)

Date: March 31, 1999                   Date: March 31, 1999
     --------------------------------        -----------------------------------