Form 10-Q
period 1999-03-31
WESTERN OHIO FINANCIAL CORP
filed 1999-05-17
CIK 920769

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1999           Commission File Number 0-24120


                       WESTERN OHIO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                   31-1403116
  -----------------------------                ------------------------
 (State of jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                Identification Number)


28 EAST MAIN STREET, SPRINGFIELD, OHIO               45501-0719
--------------------------------------               ----------
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


                          YES [X]              NO [ ]


As of May 6, 1999 there were 1,988,507 shares of the Registrant's common stock issued and outstanding.

                                     INDEX



                       WESTERN OHIO FINANCIAL CORPORATION
                       ----------------------------------



PART I.     FINANCIAL INFORMATION                              PAGES
-------     ---------------------                              -----

Item 1.     Financial Statements:

            Condensed Consolidated Statements of Financial
              Condition ......................................    3
            Condensed Consolidated Statements of Income ......    4
            Condensed Consolidated Statements of
              Comprehensive Income............................    5
            Condensed Consolidated Statements of Cash Flows... 6 Notes to Condensed Consolidated Financial
              Statements......................................    7


Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations....    8-14
Item 3.     Quantitative and Qualitative Disclosures
             About Market Risk................................    15


PART II.    OTHER INFORMATION
--------    -----------------

Item 4.     Submission of Matters to a Vote of Security
              Holders.........................................    16

Item 6.     Exhibits and REports on Form 8-K..................    16

Signatures....................................................    17

                       WESTERN OHIO FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)



                                                        March 31,     December 31,
(Dollars in thousands)                                     1999            1998
----------------------------------------------------------------------------------
               ASSETS

Cash and cash equivalents                             $  10,105        $  13,854
Securities available for sale, at fair value              9,575           15,402
Mortgage-backed securities available
 for sale, at fair value                                 47,888           50,044
Federal Home Loan Bank stock, at cost                     7,068            6,948
Loans receivable, net                                   235,373          234,812
Premises and equipment, net                               3,173            3,241
Real estate owned                                            56               56
Other assets                                              4,463            3,371
----------------------------------------------------------------------------------
Total Assets                                          $ 317,701        $ 327,728
==================================================================================


        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                              $ 198,401          192,966
Advances from the Federal Home
 Loan Bank of Cincinnati                                 71,014           85,252
Other liabilities                                         2,163            1,916
----------------------------------------------------------------------------------
   Total Liabilities                                    271,578          280,134
==================================================================================

Stockholders' equity
Common stock                                                 26               26
Additional paid-in-capital                               40,382           40,452
Accumulated Other Comprehensive Income                     (607)            (120)
Unearned ESOP                                            (1,260)          (1,309)
Unearned MRP-Deferred                                    (1,043)          (1,092)
Treasury Stock;  527,936 and 476,317 shares
 at cost respectively                                   (11,790)         (10,714)
Retained earnings(substantially restricted)              20,295           20,351
----------------------------------------------------------------------------------
 Total Shareholders' equity                              46,123           47,594
----------------------------------------------------------------------------------
Total Liabilities And Shareholders' Equity            $ 317,701        $ 327,728
==================================================================================
See Notes to Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                  For the Quarter Ended
                                                                          March 31,
(Dollars in thousands except per share amounts)                     1999             1998
-------------------------------------------------------------------------------------------

Interest Income:
  Interest and fees on loans                                     $   4,620      $   5,437
  Interest on mortgage-backed securities                               765            367
  Interest and dividends on investment securities                      217            366
  Interest on overnight and interest bearing deposits                  121            455
  Other interest and dividends                                         120            115
-------------------------------------------------------------------------------------------
     Total Interest Income                                           5,843          6,740
-------------------------------------------------------------------------------------------

Interest expense:
  Interest expense on deposits                                       2,369          3,183
  Interest on borrowings                                             1,038            972
-------------------------------------------------------------------------------------------
     Total Interest Expense                                          3,407          4,155
-------------------------------------------------------------------------------------------

Net Interest Income                                                  2,437          2,585
Provision for losses on loans                                           32              -

Net interest income after provision for losses                       2,405          2,585

Gain on sale of loans and securities                                    79            173

Other income                                                           278            220
-------------------------------------------------------------------------------------------
Other expenses                                                      (2,052)        (2,262)
-------------------------------------------------------------------------------------------

  Income before income taxes                                           710            716
-------------------------------------------------------------------------------------------
Income tax expense                                                     259            281
-------------------------------------------------------------------------------------------
Net Income                                                       $     451      $     435
===========================================================================================

Earnings per share:
  Basic                                                          $    0.22      $    0.19
  Diluted                                                        $    0.22      $    0.19
===========================================================================================

See Notes to Consolidated Financial Statements.


                       WESTERN OHIO FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)



                                                                      For the Quarter Ended
                                                                            March 31,
                                                                      1999              1998
(Dollars in thousands except per share amounts)
-----------------------------------------------------------------------------------------------

Net income                                                             451               435

Other comprehensive income, net of tax:
Unrealized gains / (losses) arising during period                     (387)              (42)
Less:  reclassification adjustment for accumulated
     gains/losses included in net income                                                 (99)
-----------------------------------------------------------------------------------------------

Other comprehensive income                                            (387)             (141)
-----------------------------------------------------------------------------------------------

Comprehensive income                                                    64               294
===============================================================================================


                       WESTERN OHIO FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                               For the Quarter Ended
                                                                                      March 31,
(Dollars in thousands)                                                          1999            1998
-----------------------------------------------------------------------------------------------------


Cash flows from operating activities                                         $    1,398      $    868
-----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Loans:
    Originations                                                                (14,497        (8,002)
    Purchases                                                                   (21,101             -
    Collections                                                                  32,541        21,289
    Sales                                                                         1,344
  Mortgage-backed securities:
    Collections                                                                   1,859         1,293
  Investment securities:
    Maturities                                                                    5,500         1,000
    Sales                                                                                         151
  Property and equipment:
    Additions                                                                       (16)          (56)
    Sale proceeds                                                                     6
-----------------------------------------------------------------------------------------------------


             Net cash provided by investing activities                           5,636         15,675                           -
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                            5,435          9,286
  Net decrease in advances from borrowers for taxes and insurance                 (314)          (486)
  Treasury stock repurchase                                                     (1,200)          (836)
  Dividends paid                                                                  (529)          (603)
  Stock options, net                                                                63            (27)
  Advances from Federal Home Loan Bank:
    Net borrowings                                                               7,100
    Repayments                                                                 (21,338)       (14,512)
-----------------------------------------------------------------------------------------------------
             Net cash provided (used) by financing activities                  (10,783)        (7,178)
-----------------------------------------------------------------------------------------------------

Net Increase (decrease) in cash and cash equivalents
                                                                                (3,749)         9,365
Cash and cash equivalents:
  Beginning                                                                     13,854         31,239
-----------------------------------------------------------------------------------------------------

  Ending                                                                        10,105         40,604
=====================================================================================================
See Notes to Consolidated Financial Statements.

                                      -6-

                       WESTERN OHIO FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements

PRINCIPLES OF CONSOLIDATION:
The financial statements include Western Ohio Financial Corporation (the "Company") and its wholly owned subsidiary Cornerstone Bank ("Cornerstone"). The financial statements of Cornerstone include the accounts of its wholly owned subsidiaries, West Central Mortgage Services, Inc. ("WCMS") and West Central Financial Services, Inc. ("WCFS").

BASIS OF PRESENTATION:
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1998. The financial data and results of operations for periods presented may not necessarily reflect the results to be anticipated for the entire year. .

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE: Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of stock options granted and unearned MRP shares using the treasury stock method. The basic weighted average number of common shares outstanding during the three month period ended March 31, 1999 and March 31, 1998 were 2,015,122 and 2,254,347 respectively. The diluted weighted average number of common shares giving effect to stock options and MRP shares during the three month period ended March 31, 1999 and March 31, 1998 were 2,039,263 and 2,322,142, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS-When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

IMPACT OF THE YEAR 2000-The Company's lending and deposit activities are almost entirely dependent upon computer systems which process and record transactions, although the Company can effectively operate with manual systems for brief periods when its electronic systems malfunction or cannot be accessed. The Company utilizes the services of a nationally recognized data processing service bureau that specializes in data processing for financial institutions. In addition to its basic operating activities, the Company's facilities and infrastructure, such as security systems and communications equipment, are dependent, to varying degrees, upon computer systems.

The Company is aware of the potential Year 2000 related problems that may affect the computers that control or operate the Company's operating systems, facilities and infrastructure. In 1997, the Company began a process of identifying any Year 2000 related problems that may be experienced by its computer-operated or computer-dependent systems. The Company has contacted the companies that supply or service the Company's computer-operated or computer-dependent systems to obtain confirmation that each system that is material to the operations of the Company is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Company will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner, with minimal expense or disruption of the Company's operations. All of the identified computer systems affected by the Year 2000 issue are currently in the renovation, validation or implementation phase of the process of becoming Year 2000 compliant. Other than public utilities, the various companies whose services are deemed critical to the mission of the Company have been tested or assurances received that such companies will be Year 2000 compliant.

As a contingency plan, the Company has determined that if such service providers were to have their systems fail, the Company would implement manual systems until such systems could be re-established. The Company does not anticipate that such short-term manual systems would have a material adverse effect on the Company's operations. The expense of any change in suppliers or servicers is not expected to be material to the Company. The Company has examined its computer hardware and software and determined it will cost approximately $128,000 to make such systems Year 2000 compliant. Of that amount, the Company has already spent approximately $54,000. At this time, however, any additional expense that may be incurred by the Company in connection with Year 2000 issues cannot be determined.

In addition to the possible expense related to its own systems, the Company could incur losses if loan payments are delayed due to Year 2000 problems affecting any of the Company's significant borrowers or impairing the payroll systems of large employers in the Company's primary market area. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Company's primary market area is not significantly dependent on one employer or industry, the Company does not expect any significant or prolonged Year 2000 related difficulties will affect net earnings or cash flow.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Western Ohio Financial Corporation ("the Company") is the holding company of Cornerstone Bank. Consolidated assets of the Company totaled $317.7 million at March 31, 1999, a decrease of $10.0 million from the December 31, 1998, total of $327.7 million. The primary decrease in assets is a result of a decrease of $5.8 million in securities as well as decreases in cash and cash equivalents of $3.7 million and mortgage-backed securities of $2.2 million. Funds were used primarily to repay Federal Home Loan Bank borrowings.

Loans receivable increased $600,000 during the three months ended March 31, 1999, increasing from $234.8 million in December 31, 1998 to $235.4 million on March 31, 1999. This slight increase is the net result of the Company purchasing participation loans to offset the amortization and prepayment of its mortgage loan portfolio.

Cash and cash equivalents decreased by $3.7 million to $10.1 million on March 31, 1999, from $13.9 million on December 31, 1998. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions.

Securities available for sale decreased $5.8 million or 37.8% from $15.4 million at December 31, 1998, to $9.6 million on March 31, 1999. The decrease is primarily the result of securities maturing or being called during March 1999.

The Company's mortgage-backed securities available for sale decreased by $2.2 million or 4.4% from $50.1 million on December 31, 1998, to $47.9 million on March 31, 1999. This was due to principal repayments on existing mortgage-backed securities available for sale. A portion of these securities is often referred to as derivatives. The derivative securities are all adjustable rate in nature and were not "high risk" securities under the criteria set forth by the Federal Financial Institutions Examination Council ("FFIEC").

The investment in the stock of the Federal Home Loan Bank of Cincinnati increased by $116,500 from $6.9 million at December 31, 1998, to $7.1 million at March 31, 1999. The increase is due to the stock dividends paid by the Federal Home Loan Bank. This investment is dictated by an institution's membership in the Federal Home Loan Bank and is a factor of the institution's borrowings and total assets. Currently, dividends on such stock are paid primarily in the form of additional shares of stock.

Other assets increased $1.1 million over the three months ended March 31, 1999 primarily due to an increase in prepaid expenses.

Deposits at March 31, 1999 totaled $198.4 million, an increase of $5.4 million from $193.0 million at December 31, 1998. This increase is generally due to Cornerstone's aggressive attempt to increase deposits, especially in the checking account base.

Advances at March 31, 1999 totaled $71.0 million, a decrease of $14.2 million or 16.7% from $85.2 million at December 31, 1998. Advances were repaid from excess cash and cash equivalents and the decrease in securities and mortgage-backed securities. The advances have fixed and variable rates.

Other liabilities increased $247,000 from $1.9 million on December 31, 1998, to $2.2 million on March 31, 1999. This increase is due to an increase in deferred taxes offset by a decrease in advance payments held in escrow due to taxes being paid in the first quarter of 1999.

Total stockholders' equity decreased $1.5 million from $47.6 million at December 31, 1998, to $46.1 million at March 31, 1999. This decrease is primarily due to the Company purchasing approximately $1.2 million of its own stock during the first quarter of 1999.

As of March 31, 1999, the Company had commitments to make $1.9 million of residential loans and no commitments to make nonresidential mortgage loans. It is expected that these loans will be funded within 30 days. The Company also had $2.4 million in commitments to fund loans on residential properties under construction. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $1.1 million and unused home equity lines of credit were $9.1 million. Commitments to originate nonmortgage loans total $0.5 million.

CAPITAL RESOURCES AND LIQUIDITY OF CORNERSTONE BANK

Cornerstone Bank is subject to various regulatory capital requirements administered by the federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on Cornerstone's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Cornerstone must meet specific guidelines that involve quantitative measures of Cornerstone's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. At March 31, 1999, management believes Cornerstone is in compliance with all regulatory capital requirements. Cornerstone is considered well capitalized under the Federal Deposit Insurance Act at March 31, 1999. The following is a summary of the Bank's approximate regulatory capital position and minimum required levels to be adequately capitalized under prompt corrective action regulations in dollars (millions) and as a percentage of regulatory assets, at March 31, 1999.

                           Actual            Required           Excess

Tangible Capital       $41.6    13.1%    $4.8       1.5%    $36.8      11.6%
Core Capital           $41.6    13.1%    $12.7      4.0%    $28.9       9.1%
Risk-Based Capital     $43.1    23.3%    $14.8      8.0%    $28.3      15.3%

Federal regulations require the Bank to maintain an average daily balance of liquid assets including mortgage-backed securities, equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less for the preceding calendar quarter. Liquidity is measured by cash and certain investments that are not committed, pledged, or required to liquidate specific liabilities. The following is a summary of the Bank's regulatory liquidity and short-term liquidity ratios.


                       March 31,     December 31,   September 30,    June 30,
                         1999            1998            1998         1998
                       --------      ------------   -------------    --------
Liquid Assets            34.4%           36.3%          38.8%          27.4%

The above tables pertain only to Cornerstone. The resources of the Company are not considered in meeting the above requirements.

RESULTS OF OPERATIONS

GENERAL
For the three months ended March 31, 1999, net income was $451,000 an increase of $16,000 compared to $435,000 for the three months ended March 31, 1998. This was due primarily to a decrease in non-interest expense exceeding the decrease in net interest income.

INTEREST  INCOME
For the three months ended March 31, 1999, interest income of $5.8 million, decreased by $897,000 compared to the three months ended March 31, 1998 of $6.7 million. Interest and fees on loans decreased by $817,000 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. This is due to a lower volume of loans over comparable periods resulting from selling loans in the secondary market rather than maintaining the loans in the portfolio. Interest and dividends on investment securities decreased $149,000 during the three months ended March 31, 1999, over the three months ended March 31, 1998 due to principal payments on securities available for sale. Interest on mortgage-backed securities increased $398,000 mostly as a result of purchasing additional mortgage-backed securities available for sale. Interest on overnight fed funds decreased $334,000 or 73.4% due to a lower volume of fed funds after funding the Cincinnati area deposit sale.

INTEREST EXPENSE
Interest expense decreased by $748,000, from $4.2 million for the three months ended March 31, 1998, as compared to $3.4 million for the three months ended March 31, 1999. The decrease was primarily due to the sale of deposits in the Cincinnati area completed in the fourth quarter of 1998. The interest on borrowings increased slightly by $66,000 from $972,000 for the three months ended March 31, 1998, to approximately $1.0 million for the three months ended March 31, 1999. These borrowings are both fixed and adjustable rate in nature.

NET INTEREST INCOME
Net interest income decreased a modest $148,000 to $2.4 million for the three months ended March 31, 1999, as compared to $2.6 million for the three months ended March 31, 1998. This decrease is due to the reduction in interest expense from deposits being sold offset by the decrease in interest income from the reduction of investment securities and overnight fed funds.

PROVISION FOR LOSSES ON LOANS
The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses and any specific losses applied to that allowance. There was a $32,000 additional provision for loan losses during the three months ended March 31, 1999 compared to no provision for the three months ended March 31, 1998.

GAIN ON SALE OF LOANS AND SECURITIES
Gain on sale of loans and securities was $79,000 for the three months ended March 31, 1999 compared to $173,000 for the same period in 1998. The decrease is primarily due to selling a FHLMC security last year resulting in a gain of $148,000.

OTHER INCOME
Other income increased $58,000 for the three months ended March 31, 1999, to $278,000 from $220,000 for the three months ended March 31, 1998. This increase is due to service fees generated by Cornerstone's checking account programs.

OTHER EXPENSE
Total other expense decreased by $210,000, from $2.3 million for the three month period ended March 31, 1998, compared to $2.1 million for the three month period ended March 31, 1999. This is primarily due to a reduction in overall operating expenses resulting from exiting the Cincinnati area market.

INCOME TAX EXPENSE
Income tax expense decreased $22,000 from $281,000 for the three months ended March 31, 1998 to $259,000 for the period ended March 31, 1999, as a result of eliminating the nondeductible goodwill associated with the Cincinnati area branch deposits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk and, to a lessor extent, liquidity risk. Interest rate risk is the risk that the Company's financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Company places great importance on monitoring and controlling interest-rate risk. The measurement and analysis of the exposure of the Company's primary operating subsidiary, Cornerstone Bank, to changes in the interest rate environment are referred to as asset/liability management. One method used to analyze the Company's sensitivity to changes in interest rates is the "net portfolio value" ("NPV") methodology used by the OTS as part of its capital regulations.

NPV is generally considered to be the present value of the difference between expected incoming cash flows on interest-earning and other assets and expected outgoing cash flows on interest-bearing and other liabilities. The application attempts to quantify interest rate risk as the change in the NPV which would result from a theoretical 200 basis point (1 basis point equals .01%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. Based on internal analysis, management believes Cornerstone's interest rate risk sensitivity did not materially change between December 31, 1998 and March 31, 1999.

The institution's NPV is more sensitive to rising rates than declining rates. From an overall perspective, such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, because the Company has primarily fixed-rate loans in its loan portfolio, the amount of interest the Company would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest the Company would pay on its deposits would increase rapidly because the Company's deposits generally have shorter periods to repricing.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to change in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit would likely deviate significantly from those assumed in making risk calculations.

In the event that interest rates rise from the recent historically low levels, Cornerstone's net interest income could be expected to be negatively affected. Moreover, rising interest rates could negatively affect Cornerstone's earnings and thereby the Company's earnings due to diminished loan demand. As part of its interest rate risk strategy, Cornerstone has attempted to utilize adjustable rate and short term duration loans and investments.

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  a)    Western   Ohio  Financial  Corporation  ("Corporation")  held its Annual
        Stockholder's Meeting on April 28, 1999.


  b) The stockholders approved the appointment of directors Aristides G. Gianakopoulos and Jeffrey L. Levine for terms of three years. Other directors with terms of office continuing after the meeting are:
        David L. Dillahunt, John W. Raisbeck, Howard V. Dodds, John E. Field, and William N. Scarf.

  c) In addition to the election of directors in Item 4b) above, Crowe, Chizek and Company was elected as the auditors for 1999. The following table summarizes the results of the elections:


Description           For              Withheld        Against         Abstain
-----------           --------         --------        -------         -------
Jeffrey L. Levine as  1,715,531        90,556          0               0
Director
Aristides G.          1,716,970        89,117          0               0
Gianakopoulos as
Director
Crowe, Chizek and     1,766,981        0               29,681          9,424
Company as auditors

  d)    None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)    Exhibits - Exhibit 27 - Financial Data Schedule.

  b)    Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WESTERN OHIO FINANCIAL CORPORATION
                                        REGISTRANT


Date:  May 14, 1999                     /s/ John W. Raisbeck
       --------------------             ----------------------------------------
                                        John W. Raisbeck, President
                                          and Chief Executive Officer
                                         (DULY AUTHORIZED OFFICER)





Date:  May 14, 1999                      /s/ Craig F. Fortin
       --------------------              ---------------------------------------
                                         Craig F. Fortin, Senior Vice President,
                                         Treasurer and Chief Financial Officer
                                         (PRINCIPAL FINANCIAL AND ACCOUNTING
                                          OFFICER)