Form 10-Q/A
period 1999-03-31
WESTERN OHIO FINANCIAL CORP
filed 1999-05-20
CIK 920769

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-Q/A
                               (Amendment No. One)

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1999           Commission File Number 0-24120


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


Date:  May 20, 1999                     /s/ John Raisbeck
       --------------------             ----------------------------------------
                                        John W. Raisbeck, President
                                          and Chief Executive Officer
                                         (DULY AUTHORIZED OFFICER)





Date:  May 20, 1999                      /s/ Craig F. Fortin
       --------------------              ---------------------------------------
                                         Craig F. Fortin, Senior Vice President,
                                         Treasurer and Chief Financial Officer
                                         (PRINCIPAL FINANCIAL AND ACCOUNTING
                                          OFFICER)