Form 10-Q/A
period 1999-03-31
WESTERN OHIO FINANCIAL CORP
filed 1999-06-02
CIK 920769

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-Q/A
                               (Amendment No. Two)

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

                       WESTERN OHIO FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)



                                                        March 31,     December 31,
(Dollars in thousands)                                     1999            1998
----------------------------------------------------------------------------------
               ASSETS

Cash and cash equivalents                             $  10,105        $  13,854
Securities available for sale, at fair value              9,575           15,402
Mortgage-backed securities available
 for sale, at fair value                                 47,888           50,044
Federal Home Loan Bank stock, at cost                     7,068            6,948
Loans receivable, net                                   235,373          234,812
Premises and equipment, net                               3,173            3,241
Real estate owned                                            56               56
Other assets                                              4,463            3,371
----------------------------------------------------------------------------------
Total Assets                                          $ 317,701        $ 327,728
==================================================================================


        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                              $ 198,401          192,966
Advances from the Federal Home
 Loan Bank of Cincinnati                                 71,014           85,252
Other liabilities                                         2,163            1,916
----------------------------------------------------------------------------------
   Total Liabilities                                    271,578          280,134
==================================================================================

Stockholders' equity
Common stock                                                 26               26

Additional paid-in-capital                               40,392           40,452
Accumulated Other Comprehensive Income                     (507)            (120)
Unearned ESOP                                            (1,250)          (1,309)

Unearned MRP-Deferred                                    (1,043)          (1,092)
Treasury Stock;  527,936 and 476,317 shares
 at cost respectively                                   (11,790)         (10,714)
Retained earnings(substantially restricted)              20,295           20,351
----------------------------------------------------------------------------------
 Total Shareholders' equity                              46,123           47,594
----------------------------------------------------------------------------------
Total Liabilities And Shareholders' Equity            $ 317,701        $ 327,728
==================================================================================
See Notes to Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                               For the Quarter Ended
                                                                                      March 31,
(Dollars in thousands)                                                          1999            1998
-----------------------------------------------------------------------------------------------------


Cash flows from operating activities                                         $    1,398      $    868
-----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Loans:

    Originations                                                                (14,497)        (8,002)
    Purchases                                                                   (21,101)             -

    Collections                                                                  32,541        21,289
    Sales                                                                         1,344
  Mortgage-backed securities:
    Collections                                                                   1,859         1,293
  Investment securities:
    Maturities                                                                    5,500         1,000
    Sales                                                                                         151
  Property and equipment:
    Additions                                                                       (16)          (56)
    Sale proceeds                                                                     6
-----------------------------------------------------------------------------------------------------


             Net cash provided by investing activities                           5,636         15,675                           -
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                            5,435          9,286
  Net decrease in advances from borrowers for taxes and insurance                 (314)          (486)
  Treasury stock repurchase                                                     (1,200)          (836)
  Dividends paid                                                                  (529)          (603)
  Stock options, net                                                                63            (27)
  Advances from Federal Home Loan Bank:
    Net borrowings                                                               7,100
    Repayments                                                                 (21,338)       (14,512)
-----------------------------------------------------------------------------------------------------
             Net cash provided (used) by financing activities                  (10,783)        (7,178)
-----------------------------------------------------------------------------------------------------

Net Increase (decrease) in cash and cash equivalents
                                                                                (3,749)         9,365
Cash and cash equivalents:
  Beginning                                                                     13,854         31,239
-----------------------------------------------------------------------------------------------------

  Ending                                                                        10,105         40,604
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


Date:  June 2, 1999                     /s/ John W. Raisbeck
       --------------------             ----------------------------------------
                                        John W. Raisbeck, President
                                          and Chief Executive Officer
                                         (DULY AUTHORIZED OFFICER)





Date:  June 2, 1999                      /s/ Craig F. Fortin
       --------------------              ---------------------------------------
                                         Craig F. Fortin, Senior Vice President,
                                         Treasurer and Chief Financial Officer
                                         (PRINCIPAL FINANCIAL AND ACCOUNTING
                                          OFFICER)