Form 10-Q
period 1999-06-30
WESTERN OHIO FINANCIAL CORP
filed 1999-08-06
CIK 920769

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999                   Commission File Number 0-24120


                       WESTERN OHIO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


                     DELAWARE                                  31-1403116
                     --------                                  ----------
           (State of jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                    Identification Number)


     28 EAST MAIN STREET, SPRINGFIELD, OHIO                       45501-0509
     --------------------------------------                       ----------
    (Address of principal executive offices)                      (Zip Code)


                                 (937) 325-9990
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES [X] NO [ ]



As of August 6, 1999 there were 2,075,064 shares of the Registrant's common stock issued and outstanding.

                                      INDEX


                       WESTERN OHIO FINANCIAL CORPORATION




PART I.     FINANCIAL INFORMATION                                          Pages


Item 1.     Financial Statements:

            Condensed Consolidated Statements of Financial Condition.. . . . 3

            Condensed Consolidated Statements of Income . . . . . . . . . . .4

            Condensed Consolidated Statements of Comprehensive Income  . . . 5

            Condensed Consolidated Statements of Cash Flows  . . . . . . . . 6

            Notes to Condensed Consolidated Financial Statements .. . . . . .7


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . . . 8-14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk . . .15


PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17


                       WESTERN OHIO FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                      June 30,   December 31,
(Dollars in thousands)                                                  1999        1998
---------------------------------------------------------------------------------------------
                              ASSETS

Cash and cash equivalents                                           $   9,338     $  13,854
Securities available for sale, at fair value                            9,106        15,402
Mortgage-backed securities available for sale, at fair value           44,799        50,044
Federal Home Loan Bank stock, at cost                                   7,191         6,948
Loans receivable, net                                                 247,680       234,812
Premises and equipment, net                                             3,114         3,241
Real estate owned                                                          56            56
Other assets                                                            4,784         3,371
---------------------------------------------------------------------------------------------
Total Assets                                                        $ 326,068     $ 327,728
=============================================================================================

               LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                            $ 202,653     $ 192,966
Advances from the Federal Home Loan Bank of Cincinnati                 76,973        85,252
Other liabilities                                                       2,320         1,916
---------------------------------------------------------------------------------------------
   Total Liabilities                                                  281,946       280,134
---------------------------------------------------------------------------------------------

Common stock                                                               26            26
Additional paid-in-capital                                             40,419        40,452
Accumulated Other Comprehensive Income                                 (1,597)         (120)
Unearned ESOP                                                          (1,190)       (1,309)
Unearned MRP-Deferred                                                  (1,007)       (1,092)
Treasury Stock;  569,936 and 476,317 shares at cost respectively      (12,734)      (10,714)
Retained earnings(substantially restricted)                            20,205        20,351

---------------------------------------------------------------------------------------------
   Total Shareholders' equity                                          44,122        47,594
---------------------------------------------------------------------------------------------

Total Liabilities And Shareholders' Equity                          $ 326,068     $ 327,728
=============================================================================================


See Notes to Consolidated Financial Statements.


                                    WESTERN OHIO FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)

                                                           For the Quarter Ended  For the Six Months Ended
                                                                  June 30,                June 30,
(Dollars in thousands except per share amounts)             1999         1998        1999         1998
----------------------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                             $  4,765     $  5,206     $  9,375     $ 10,643
  Interest on mortgage-backed securities                      721          326        1,486          693
  Interest and dividends on investment securities             154          314          371          680
  Interest on overnight and interest bearing deposits          58          573          179          995
  Other interest and dividends                                123          132          243          281
----------------------------------------------------------------------------------------------------------
     Total Interest Income                                  5,821        6,551       11,654       13,292
----------------------------------------------------------------------------------------------------------

Interest expense:
  Interest expense on deposits                              2,425        3,255        4,793        6,438
  Interest on borrowings                                      934          738        1,973        1,710
----------------------------------------------------------------------------------------------------------
     Total Interest Expense                                 3,359        3,993        6,766        8,148
----------------------------------------------------------------------------------------------------------

Net Interest Income                                         2,462        2,558        4,888        5,144
Provision for losses on loans                                  75         (261)         107         (261)

Net interest income after provision for losses              2,387        2,819        4,781        5,405

Gain on sale of loans and other assets                         96          235          176          408

Other income                                                  225          242          521          462

----------------------------------------------------------------------------------------------------------
Other expenses                                             (2,096)      (2,544)      (4,129)      (4,806)
----------------------------------------------------------------------------------------------------------

  Income before income taxes                                  612          752        1,349        1,469
----------------------------------------------------------------------------------------------------------
Income tax expense                                            212          282          498          563
----------------------------------------------------------------------------------------------------------

Net Income                                               $    400     $    470     $    851     $    906
==========================================================================================================

Earnings per share:
  Basic                                                  $   0.20     $   0.21     $   0.43     $   0.40
  Diluted                                                $   0.19     $   0.21     $   0.40     $   0.39
==========================================================================================================


See Notes to Consolidated Financial Statements


                       WESTERN OHIO FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                          For the Quarter Ended      For the Six Months Ended
                                                               June 30,                       June 30,
                                                           1999           1998           1999           1998
(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------
Net income                                               $   400        $   470        $   851        $   906

Other comprehensive income, net of tax:
Unrealized gains / (losses) arising during period         (1,090)            13         (1,477)            20
Less:  reclassification adjustment for accumulated
     gains/losses included in net income                       0           (159)                         (307)
-------------------------------------------------------------------------------------------------------------
Other comprehensive income                                (1,090)          (146)        (1,477)          (287)
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                     $  (690)       $   324        $  (626)       $   619
=============================================================================================================

                                       5


                       WESTERN OHIO FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the Six Months Ended
                                                                               June 30,
(Dollars in thousands)                                                    1999         1998
----------------------------------------------------------------------------------------------

Cash flows from operating activities                                   $  2,526     $    665
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Loans:
    Originations                                                        (61,301)     (18,340)
    Purchases                                                           (30,701)          --
    Collections                                                          76,557       48,179
    Sales                                                                 1,344           --
  Mortgage-backed securities:
    Collections                                                           3,724        2,821
    Sales                                                                    --        7,119
  Investment securities:
    Maturities                                                            5,500        1,000
    Sales                                                                    --       15,193
  Property and equipment:
    Additions                                                               (37)        (222)
    Sale proceeds                                                             6           --
Real Estate Owned
     Purchases                                                               --         (248)
----------------------------------------------------------------------------------------------
                   Net cash provided by investing activities             (4,908)      55,502
----------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net increase (decrease) in savings deposits                             9,686        8,949
  Net decrease in advances from borrowers for taxes and insurance          (442)        (321)
  Treasury stock repurchase                                              (2,172)      (2,476)
  Dividends paid                                                         (1,039)      (1,145)
  Stock options, net                                                        111           --
  Advances from Federal Home Loan Bank:
    Net borrowings                                                       38,300        5,690
    Repayments                                                          (46,578)     (25,904)
----------------------------------------------------------------------------------------------
                   Net cash provided (used) by financing activities      (2,134)     (15,207)
----------------------------------------------------------------------------------------------

Net Increase (decrease) in cash and cash equivalents                     (4,516)      40,960

Cash and cash equivalents:
  Beginning                                                              13,854       31,239
----------------------------------------------------------------------------------------------

  Ending                                                               $  9,338     $ 72,199
----------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements

PRINCIPLES OF CONSOLIDATION:
The financial statements include Western Ohio Financial Corporation (the "Company") and its wholly owned subsidiary Cornerstone Bank ("Cornerstone"). The financial statements of Cornerstone include the accounts of its wholly owned subsidiaries, CornerstoneBank Financial Services Corporation ("CBFS") formerly West Central Mortgage Services, Inc., and West Central Financial Services, Inc. ("WCFS").

BASIS OF PRESENTATION:
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The financial data and results of operations for periods presented may not necessarily reflect the results to be anticipated for the entire year. .

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE: Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of stock options granted and unearned MRP shares using the treasury stock method. The basic weighted average number of common shares outstanding during the three month and six month periods ended June 30, 1999 were 1,954,443 and 1,984,615, respectively. The diluted weighted average number of common shares giving effect to stock options and MRP shares during the three month and six month periods ended June 30, 1999 were 2,094,536 and 2,118,271, respectively. The basic weighted average number of common shares outstanding during the three month and six month periods ended June 30, 1998 were 2,224,335 and 2,239,258, respectively. The diluted weighted average number of common shares giving effect to stock options and MRP shares during the three month and six month periods ended June 30, 1998 were 2,367,741 and 2,385,920, respectively.

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

As a contingency plan, the Company has determined that if such service providers were to have their systems fail, the Company would implement manual systems until such systems could be re-established. The Company does not anticipate that such short-term manual systems would have a material adverse effect on the Company's operations. The expense of any change in suppliers or servicers is not expected to be material to the Company. The Company has examined its computer hardware and software and determined it will cost approximately $128,000 to make such systems Year 2000 compliant. Of that amount, the Company has already spent approximately $58,000. At this time, however, any additional expense that may be incurred by the Company in connection with Year 2000 issues cannot be determined.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Western Ohio Financial Corporation ("the Company") is the holding company of Cornerstone Bank. Consolidated assets of the Company totaled $326.1 million at June 30, 1999, a decrease of $1.6 million from the December 31, 1998, total of $327.7 million. The primary decrease in assets is a result of a decrease of $6.3 million in securities as well as decreases in cash and cash equivalents of $4.6 million and mortgage-backed securities of $5.2 million. Funds were used primarily to fund the increase in loans receivable.

Loans receivable increased $12.9 million during the six months ended June 30, 1999, increasing from $234.8 million on December 31, 1998 to $247.7 million on June 30, 1999. This increase is primarily the result of the Company purchasing approximately $30.7 million of loans to offset the amortization and prepayment of its mortgage loan portfolio.

Cash and cash equivalents decreased by $4.6 million to $9.3 million on June 30, 1999, from $13.9 million on December 31, 1998. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions.

Securities available for sale decreased $6.3 million or 40.9% from $15.4 million at December 31, 1998, to $9.1 million on June 30, 1999. The decrease is primarily the result of securities maturing or being called during March 1999.

The Company's mortgage-backed securities available for sale decreased by $5.2 million or 10.4% from $50.0 million on December 31, 1998, to $44.8 million on June 30, 1999. This was due to principal repayments on existing mortgage-backed securities as well as the decline in market value of those securities available for sale. A portion of these securities is often referred to as derivatives. The derivative securities are all adjustable rate in nature and were not "high risk" securities under the criteria set forth by the Federal Financial Institutions Examination Council ("FFIEC").

The investment in the stock of the Federal Home Loan Bank of Cincinnati increased by $242,800 from $6.9 million at December 31, 1998, to $7.2 million at June 30, 1999. The increase is due to the stock dividends paid by the Federal Home Loan Bank. This investment is dictated by an institution's membership in the Federal Home Loan Bank and is a factor of the institution's borrowings and total assets. Currently, dividends on such stock are paid primarily in the form of additional shares of stock.

Other assets increased $1.4 million from $3.4 million on December 31, 1998 compared to $4.8 million in the six months ended June 30, 1999. This was primarily due to an increase in deferred taxes associated with the fair value adjustment of securities available for sale.

Deposits at June 30, 1999 totaled $202.7 million, an increase of $9.7 million from $193.0 million at December 31, 1998. This increase is generally due to Cornerstone's aggressive attempt to increase deposits. Money fund accounts increased $4.6 million from $49.1 million at December 31, 1998 to $53.7 million at June 30, 1999. In addition, certificates of deposit increased $6.4 million or 5.4% from $117.5 million at December 31, 1998 to $123.9 million at June 30, 1999.

Advances at June 30, 1999 totaled $77.0 million, a decrease of $8.2 million or 9.6% from $85.2 million at December 31, 1998. Advances were repaid from excess cash and cash equivalents and the decrease in securities and mortgage-backed securities. The advances have fixed and variable rates.

Other liabilities increased $404,000 from $1.9 million on December 31, 1998, to $2.3 million on June 30, 1999. This increase is due to an increase in taxes offset by a decrease in advance payments held in escrow due to real estate taxes paid in the first quarter of 1999.

Total stockholders' equity decreased $3.5 million from $47.6 million at December 31, 1998, to $44.1 million at June 30, 1999. This decrease is primarily due to the Company purchasing approximately $2.1 million of its own stock during the first six months of 1999 as well as a decrease in the market value of securities and mortgage-backed securities held for sale.

As of June 30 1999, the Company had commitments to make $958,000 of residential loans and no commitments to make nonresidential mortgage loans. It is expected that these loans will be funded within 30 days. The Company also had $2.8 million in commitments to fund loans on residential properties under construction and $113,000 in commitments to fund other mortgage loans. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $859,000 and unused home equity lines of credit were $10.0 million. Commitments to originate nonmortgage loans totaled $150,000.

CAPITAL RESOURCES AND LIQUIDITY OF CORNERSTONE BANK

Cornerstone Bank is subject to various regulatory capital requirements administered by the federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on Cornerstone's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Cornerstone must meet specific guidelines that involve quantitative measures of Cornerstone's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. At June 30, 1999, management believes Cornerstone is in compliance with all regulatory capital requirements. Cornerstone is considered well capitalized under the Federal Deposit Insurance Act at June 30, 1999. The following is a summary of the Bank's approximate regulatory capital position and minimum required levels to be adequately capitalized under prompt corrective action regulations in dollars (millions) and as a percentage of regulatory assets, at June 30, 1999.

                             Actual             Required          Excess
                             ------             --------          ------
Tangible Capital        $42,104   12.89%   $ 4,898    1.5%   $37,206    11.39%
Core Capital            $42,104   12.89%   $13,061    4.0%   $29,043     8.89%
Risk-Based Capital      $43,487   22.48%   $15,478    8.0%   $28,009    14.48%

Federal regulations require the Bank to maintain an average daily balance of liquid assets including mortgage-backed securities, equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less for the preceding calendar quarter. Liquidity is measured by cash and certain investments that are not committed, pledged, or required to liquidate specific liabilities. The following is a summary of the Bank's regulatory liquidity ratio.

                        June 30,       March 31,    December 31,  September 30,
                          1999           1999           1998           1998
                          ----           ----           ----           ----
Liquid Assets            29.2%           34.4%         36.3%          38.8%

The above tables pertain only to Cornerstone. The resources of the Company are not considered in meeting the above requirements.

RESULTS OF OPERATIONS

GENERAL
For the six months ended June 30, 1999, net income was $851,000 a decrease of $55,000 compared to $906,000 for the six months ended June 30, 1998. The decrease was due primarily to the reversal of the loan loss provision in 1998 in addition to a decrease in gains on sales of assets. The sale of the Federal Home Loan Mortgage Corporation stock and FHLMC security in 1998 for a gain of $307,000 is compared to the gain on the sale of loan servicing in 1999 of $83,000. For the quarter ended June 30, 1999, net income was $400,000 a decrease of $70,000 compared to $470,000 for the same period ended June 30, 1998. Again, the recovery of the loan loss provision in 1998 contributed to the reduction in 1999 compared to 1998.

INTEREST INCOME
For the six months ended June 30, 1999, interest income of $11.7 million, decreased by $1.6 million compared to the six months ended June 30, 1998 of $13.3 million. Interest and fees on loans for the six months ended June 30, 1999 decreased by $1.2 million from $10.6 million on June 30, 1998 compared to $9.4 million for the six months ended June 30, 1999. This is due to a lower volume of loans over comparable periods resulting from selling loans in the secondary market rather than maintaining the loans in the portfolio. Interest and dividends on investment securities decreased $309,000 during the six months ended June 30, 1999, over the six months ended June 30, 1998 due to principal payments on securities available for sale. Interest on mortgage-backed securities increased $793,000 resulting from additional mortgage-backed securities available for sale. Interest on overnight fed funds decreased $816,000 or 82.0% due to a lower volume of fed funds after funding the Cincinnati area deposit sale in the fourth quarter of 1998. Interest income of $5.8 million for the three months ended June 30, 1999 was down $730,000 from $6.6 million for the same period ended June 30, 1998. The major causes of the decline are the lower volume of loans, overnight deposits, and other securities.

INTEREST EXPENSE
Interest expense decreased by $1.3 million to $6.8 million for the six months ended June 30, 1999 from $8.1 million for the six months ended June 30, 1998. The decrease was primarily due to the sale of deposits in the Cincinnati area completed in the fourth quarter of 1998. The interest on borrowings increased $263,000 from $1.7 million for the six months ended June 30, 1998, to approximately $2.0 million for the six months ended June 30, 1999. Interest expense decreased $634,000 or 15.9% for the three months ended June 30, 1998 as compared to June 30, 1999. Interest on deposits decreased $830,000 or 25.5% from $3.3 million for the three months ended June 30, 1998 to $2.4 million for the three months ended June 30, 1999. The interest on borrowings increased $196,000 or 26.6% from $738,000 for the three months ended June 30, 1998 to $934,000 on June 30, 1999.

NET INTEREST INCOME
Net interest income decreased a modest $256,000 to $4.9 million for the six months ended June 30, 1999, as compared to $5.1 million for the six months ended June 30, 1998. This decrease is due to the reduction in interest expense from deposits being sold in the Cincinnati area offset by the decrease in interest income from the reduction of loans, investment securities, and overnight fed funds. Net interest income for the three months ended June 30, 1999 decreased $96,000 or 3.75% from $2.6 million in June 30, 1998 to $2.5 million for June 30,

1999. This result was primarily due to the reduction in interest expense offset by the reduction of interest income.

PROVISION FOR LOSSES ON LOANS
The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses and any specific losses applied to that allowance. There was a $107,000 additional provision for loan losses during the six months ended June 30, 1999 compared to a recapture of the loan loss reserve of $261,000 for the six months ended June 30, 1998. The reduction of the loan loss provision in 1998 was due to the decreasing overall loan portfolio and the successful resolution of a major loan of concern. The increase in 1999 was due to an increase in the loan portfolio. For the three months ended June 30, 1999, $75,000 was added to the loan loss provision compared to the $261,000 recapture for the three months ended June 30, 1998.

GAIN ON SALE OF LOANS AND SECURITIES
Gain on sale of loans, securities, and other assets was $176,000 for the six months ended June 30, 1999 compared to $408,000 for the same period in 1998. The decrease is primarily due to selling a Federal Home Loan Mortgage Corporation stock certificate and a FHLMC investment security last year resulting in a total gain of $307,000. For the three months ended June 30, 1999, gains decreased by $139,000 or 59.1% to $96,000 compared to $235,000 on June 30, 1998. Again, this is the result of the FHLMC security sold in 1998.

OTHER INCOME
Other income increased $59,000 for the six months ended June 30, 1999, to $521,000 from $462,000 for the six months ended June 30, 1998. For the three months ended June 30, 1999, other income decreased $17,000 from $242,000 on June 30, 1998 to $225,000 for the three months ended June 30, 1999.

OTHER EXPENSE
Total other expense decreased by $677,000, from $4.8 million for the six months ended June 30, 1998, compared to $4.1 million for the six months ended June 30, 1999. For the three months ended June 30, 1999, other expenses decreased $448,000 or 17.61% from $2.5 million on June 30, 1998 to $2.1 million on June 30, 1999. This is primarily due to a reduction in operating expenses and goodwill amortization resulting from exiting the Cincinnati area market.

INCOME TAX EXPENSE
Income tax expense decreased $65,000 to $498,000 for the six months ended June 30, 1999 from $563,000 for the six months ended June 30, 1998. For the three months ended June 30, 1999, income tax expense decreased $70,000 to $212,000 for the three months ended June 30, 1999 from $282,000 for the three months ended June 30, 1998. This was a result of eliminating the nondeductible goodwill associated with the Cincinnati area branch deposits.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk and, to a lessor extent, liquidity risk. Interest rate risk is the risk that the Company's financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Company places great importance on monitoring and controlling interest rate risk. The measurement and analysis of the exposure of the Company's primary operating subsidiary, Cornerstone Bank, to changes in the interest rate environment are referred to as asset/liability management. One method used to analyze the Company's sensitivity to changes in interest rates is the "net portfolio value" ("NPV") methodology used by the OTS as part of its capital regulations.

NPV is generally considered to be the present value of the difference between expected incoming cash flows on interest-earning and other assets and expected outgoing cash flows on interest-bearing and other liabilities. The application attempts to quantify interest rate risk as the change in the NPV which would result from a theoretical 200 basis point (1 basis point equals .01%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. Based on internal analysis, management believes Cornerstone's interest rate risk sensitivity did not materially change between December 31, 1998 and June 30, 1999.

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

In the event that interest rates rise from the recent historically low levels, Cornerstone's net interest income could be expected to be negatively affected. Moreover, rising interest rates could negatively affect Cornerstone's earnings and thereby the Company's earnings due to diminished loan demand. As part of its interest rate risk strategy, Cornerstone has attempted to utilize adjustable rate and short-term duration loans and investments.

PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits - Exhibit 27 - Financial Data Schedule
b)    Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  WESTERN OHIO FINANCIAL CORPORATION
                                  REGISTRANT

Date:  August 6, 1999             /s/ John W. Raisbeck
                                  --------------------------------------------
                                  John W. Raisbeck, President
                                  and Chief Executive Officer
                                  (DULY AUTHORIZED OFFICER)




Date:  August 6, 1999             /s/ Craig F. Fortin
                                  --------------------------------------------
                                  Craig F. Fortin, Senior Vice President,
                                  Treasurer and Chief Financial Officer
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)