Form 10-Q
period 1999-09-30
WESTERN OHIO FINANCIAL CORP
filed 1999-11-15
CIK 920769

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999             Commission File Number 0-24120


                       WESTERN OHIO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           31-1403116
  (State of jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)


 28 EAST MAIN STREET, SPRINGFIELD, OHIO                              45501-0509
(Address of principal executive offices)                             (Zip Code)


                                 (937) 325-9990
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES [X] NO [ ]



As of November 12, 1999 there were 2,075,064 shares of the Registrant's common stock issued and outstanding.

                                      INDEX



                       WESTERN OHIO FINANCIAL CORPORATION



PART I.   FINANCIAL INFORMATION                                           PAGES


Item 1.  Financial Statements:

          Condensed Consolidated Statements of Financial Condition..  . . .3

          Condensed Consolidated Statements of Income  . . . . . . .  . . .4

          Condensed Consolidated Statements of Comprehensive Income   . . .5

          Condensed Consolidated Statements of Cash Flows  . . . . .  . . .6

          Notes to Condensed Consolidated Financial Statements . . .  . . .7


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . . .8-15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . .16


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .18

                       WESTERN OHIO FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                       September 30,    December 31,
(Dollars in thousands)                                                     1999            1998
----------------------------------------------------------------------------------------------------
                                    ASSETS
Cash and cash equivalents                                              $   7,140        $  13,854
Securities available for sale, at fair value                               9,016           15,402
Mortgage-backed securities available for sale, at fair value              43,143           50,044
Federal Home Loan Bank stock, at cost                                      7,322            6,948
Loans receivable, net                                                    252,148          234,812
Premises and equipment, net                                                3,292            3,241
Real estate owned                                                             --               56
Other assets                                                               4,897            3,371
----------------------------------------------------------------------------------------------------
Total Assets                                                           $ 326,958        $ 327,728
====================================================================================================


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                               $ 200,949        $ 192,966
Advances from the Federal Home Loan Bank of Cincinnati                    79,568           85,252
Other liabilities                                                          2,523            1,916
----------------------------------------------------------------------------------------------------
   Total Liabilities                                                     283,040          280,134
----------------------------------------------------------------------------------------------------

Common stock                                                                  26               26
Additional paid-in-capital                                                40,446           40,452
Accumulated Other Comprehensive income                                    (1,813)            (120)
Unearned ESOP                                                             (1,131)          (1,309)
Unearned MRP-Deferred                                                       (970)          (1,092)
Treasury Stock;  569,936 and 476,317 shares at cost respectively         (12,734)         (10,714)
Retained earnings(substantially restricted)                               20,094           20,351
----------------------------------------------------------------------------------------------------
   Total Shareholders' equity                                             43,918           47,594
----------------------------------------------------------------------------------------------------
Total Liabilities And Shareholders' Equity                             $ 326,958        $ 327,728
====================================================================================================


------------------------------
See Notes to Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                             For the Quarter Ended          For the Nine Months Ended
                                                                 September 30,                    September 30,
(Dollars in thousands except per share amounts)               1999            1998          1999              1998
---------------------------------------------------------------------------------------------------------------------

Interest Income:
  Interest and fees on loans                                $  4,816        $  4,871        $ 14,190        $ 15,514
  Interest on mortgage-backed securities                         713             230           2,199             923
  Interest and dividends on investment securities                154              92             525             772
  Interest on overnight and interest bearing deposits             36             998             215           2,018
  Other interest and dividends                                   130             123             375             358
---------------------------------------------------------------------------------------------------------------------
     Total Interest Income                                     5,849           6,314          17,504          19,585
---------------------------------------------------------------------------------------------------------------------

Interest expense:
  Interest expense on deposits                                 2,424           3,308           7,217           9,747
  Interest on borrowings                                         969             721           2,941           2,410
---------------------------------------------------------------------------------------------------------------------
     Total Interest Expense                                    3,393           4,029          10,158          12,157
---------------------------------------------------------------------------------------------------------------------

Net Interest Income                                            2,456           2,285           7,346           7,428
Provision for losses on loans                                     74              --             182            (261)

Net interest income after provision for losses                 2,382           2,285           7,164           7,689

Gain/(Loss) on sale of loans and other assets                    (14)             85             162             494

Other income                                                     288             297             807             762
---------------------------------------------------------------------------------------------------------------------
Other expenses                                                (2,048)         (2,331)         (6,176)         (7,140)
---------------------------------------------------------------------------------------------------------------------

  Income before income taxes                                     608             336           1,957           1,805
---------------------------------------------------------------------------------------------------------------------
Income tax expense                                               229             150             727             714
---------------------------------------------------------------------------------------------------------------------

Net Income                                                  $    379        $    186        $  1,230        $  1,091
=====================================================================================================================

Earnings per share:
  Basic                                                     $   0.19        $   0.09        $   0.62        $   0.49
  Diluted                                                   $   0.19        $   0.08        $   0.62        $   0.48
=====================================================================================================================

------------------------------
See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                          For the Quarter Ended      For the Nine Months Ended
                                                               September 30,                September 30,
                                                          1999             1998         1999           1998
(Dollars in thousands)
---------------------------------------------------------------------------------------------------------------
Net income                                               $   379        $   186       $ 1,230        $ 1,091

Other comprehensive income, net of tax:
Unrealized gains / (losses) arising during period           (216)            62        (1,693)            82
Less:  reclassification adjustment for accumulated
     gains/losses included in net income                      --             --            --           (307)
---------------------------------------------------------------------------------------------------------------
Other comprehensive income                                  (216)            62        (1,693)          (225)
---------------------------------------------------------------------------------------------------------------

Comprehensive income/(Loss)                              $   163        $   248       $  (463)       $   866
===============================================================================================================


                       WESTERN OHIO FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         For the Nine Months Ended
                                                                                September 30,
(Dollars in thousands)                                                      1999            1998
-----------------------------------------------------------------------------------------------------

Cash flows from operating activities                                       $  3,482        $  1,672
-----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Loans:
    Originations                                                            (55,757)        (34,660)
    Purchases                                                               (39,694)             --
    Collections                                                              75,349          68,011
    Sales                                                                     1,344              --
  Mortgage-backed securities:
    Collections                                                               5,113           3,765
    Purchases                                                                    --         (20,073)
    Sales                                                                        --           7,119
  Investment securities:
    Maturities                                                                5,500           1,701
    Sales                                                                        --          15,193
  Property and equipment:
    Additions                                                                  (812)           (369)
    Sale proceeds                                                               524              --
  Real Estate Owned
     Purchases                                                                                 (248)
     Sales                                                                       56
-----------------------------------------------------------------------------------------------------
                    Net cash provided (used) by investing activities         (8,377)         40,439
-----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net increase in savings deposits                                            7,982          15,661
  Net decrease in advances from borrowers for taxes and insurance              (529)           (435)
  Treasury stock repurchase                                                  (2,172)         (4,286)
  Dividends paid                                                             (1,549)         (1,629)
  Stock options, net                                                            132              --
  Advances from Federal Home Loan Bank:
    Net borrowings                                                           64,375          45,690
    Repayments                                                              (70,058)        (36,266)
-----------------------------------------------------------------------------------------------------
                    Net cash provided (used) by financing activities         (1,819)         18,735
-----------------------------------------------------------------------------------------------------

Net Increase (decrease) in cash and cash equivalents                         (6,714)         60,846

Cash and cash equivalents:
  Beginning                                                                  13,854          31,239
-----------------------------------------------------------------------------------------------------
  Ending                                                                   $  7,140        $ 92,085
=====================================================================================================

---------------------------------
See Notes to Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements

PRINCIPLES OF CONSOLIDATION:

The financial statements include Western Ohio Financial Corporation (the "Company") and its wholly owned subsidiary Cornerstone Bank ("Cornerstone"). The financial statements of Cornerstone include the accounts of its wholly owned subsidiaries, CornerstoneBanc Financial Services Corporation ("CBFS") formerly West Central Mortgage Services, Inc., and West Central Financial Services, Inc. ("WCFS").

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

EARNINGS PER COMMON AND COMMON  EQUIVALENT  SHARE:

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of stock options granted and unearned MRP shares using the treasury stock method. The basic weighted average number of common shares outstanding during the three month and nine month periods ended September 30, 1999 were 1,952,120 and 1,973,667, respectively. The diluted weighted average number of common shares giving effect to stock options and unearned MRP shares during the three month and nine month periods ended September 30, 1999 were 1,970,373 and 1,998,462, respectively. The basic weighted average number of common shares outstanding during the three month and nine month periods ended September 30, 1998 were 2,153,351 and 2,210,308, respectively. The diluted weighted average number of common shares giving effect to stock options and unearned MRP shares during the three month and nine month periods ended September 30, 1998 were 2,193,673 and 2,264,011, respectively.

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

The Company is aware of the potential Year 2000 related problems that may affect the computers that control or operate the Company's operating systems, facilities and infrastructure. In 1997, the Company began a process of identifying any Year 2000 related problems that may be experienced by its computer-operated or computer-dependent systems. The Company has contacted the companies that supply or service the Company's computer-operated or computer-dependent systems to obtain confirmation that each system that is material to the operations of the Company is either currently Year 2000 compliant or is expected to be Year 2000 compliant. All of the identified computer systems affected by the Year 2000 issue have been renovated, validated or implemented in the process of becoming Year 2000 compliant. Other than public utilities, the various companies whose services are deemed critical to the mission of the Company have been tested or assurances received that such companies will be Year 2000 compliant.

The Company has completed testing of its critical systems to ensure they will perform as expected in the Year 2000. However, if unexpected system operating problems should occur, or if electrical power necessary to operate the Company's systems is not available, contingency plans have been developed. The Company would implement manual systems until such systems could be re-established. The Company does not anticipate that such short-term manual systems would have a material adverse effect on the Company's operations. The expense of any change in suppliers or servicers is not expected to be material to the Company. Currently, the Company has spent approximately $60,000 to test or renovate mission critical systems. An additional expense of $4,000 for Year 2000 testing will be incurred in the fourth quarter of 1999 for ongoing monitoring.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Western Ohio Financial Corporation ("the Company") is the holding company of Cornerstone Bank. Consolidated assets of the Company totaled $327.0 million at September 30, 1999, a decrease of $700,000 from the December 31, 1998 total of $327.7 million.

Loans receivable increased $17.3 million to $252.1 million on September 30, 1999 from $234.8 million on December 31, 1998. This increase is primarily the result of the Company purchasing approximately $39.7 million of loans in addition to its own production to offset the amortization and prepayment of its mortgage and investment loan portfolio. These loans are one-to-four and multi-family residential loans located in Ohio and the northeastern part of the United States. Management purchases loans only after evaluating credit quality, liquidity, and internal loan production, and will continue to evaluate future purchases accordingly.

Cash and cash equivalents decreased by $6.8 million to $7.1 million on September 30, 1999, from $13.9 million on December 31, 1998. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions. The excess cash and cash equivalents were used to reduce advances from the Federal Home Loan Bank.

Securities available for sale decreased $6.4 million or 41.5% from $15.4 million at December 31, 1998, to $9.0 million on September 30, 1999. The decrease is primarily the result of securities maturing during March 1999. The Company's mortgage-backed securities available for sale decreased by $6.9 million or 10.4% from $50.0 million on December 31, 1998, to $43.1 million on September 30, 1999. This was due to principal repayments on existing mortgage-backed securities and the decline in market value of those securities available for sale. A portion of these securities is often referred to as derivatives. The derivative securities are all adjustable rate in nature and were not "high risk" securities under the criteria set forth by the Federal Financial Institutions Examination Council ("FFIEC"). Proceeds from maturing securities were invested in loans in an effort to improve yields on earning assets.

The investment in the stock of the Federal Home Loan Bank of Cincinnati increased by $374,000 from $6.9 million at December 31, 1998, to $7.3 million at September 30, 1999. The increase is due to the stock dividends paid by the Federal Home Loan Bank. This investment is dictated by an institution's membership in the Federal Home Loan Bank and is a factor of the institution's borrowings and total assets. Currently, dividends on such stock are paid primarily in the form of additional shares of stock.

Other assets increased $1.5 million from $3.4 million on December 31, 1998 compared to $4.9 million in the nine months ended September 30, 1999. This was primarily due to an increase in deferred taxes associated with the fair value adjustment of securities available for sale as well as an increase in prepaid franchise tax and interest receivable.

Deposits at September 30, 1999 totaled $200.9 million, an increase of $7.9 million from $193.0 million at December 31, 1998. This increase is generally due to Cornerstone's aggressive attempt to increase deposits. Money fund accounts increased $3.9 million from $49.1 million at December 31, 1998 to $53.0 million at September 30, 1999. In addition, certificates of deposit increased $5.9 million or 5.0% from $117.5 million at December 31, 1998 to $123.4 million at September 30, 1999.

Advances at September 30, 1999 totaled $79.6 million, a decrease of $5.7 million, or 6.7%, from $85.3 million at December 31, 1998. Advances were repaid from excess cash and cash equivalents. The advances have fixed and variable rates.

Other liabilities increased $607,000 from $1.9 million on December 31, 1998, to $2.5 million on September 30, 1999. This increase is due to an increase in taxes offset by a decrease in advance payments held in escrow due to real estate taxes paid in the first and third quarter of 1999.

Total stockholders' equity decreased $3.7 million from $47.6 million at December 31, 1998, to $43.9 million at September 30, 1999. This decrease is primarily due to the Company purchasing approximately $2.1 million of its own stock during the first nine months of 1999 and a decrease in the market value of securities and mortgage-backed securities held for sale.

As of September 30, 1999, the Company had commitments to make $1.3 million of residential loans and no commitments to make nonresidential mortgage loans. It is expected that these loans will be funded within 30 days. The Company also had $3.4 million in commitments to fund loans on residential properties under construction and $363,000 in commitments to fund other construction mortgage loans. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $1.1 million and unused home equity lines of credit were $10.5 million.

CAPITAL RESOURCES AND LIQUIDITY OF CORNERSTONE BANK

Cornerstone Bank is subject to various regulatory capital requirements administered by the federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on Cornerstone's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Cornerstone must meet specific guidelines that involve quantitative measures of Cornerstone's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. At September 30, 1999, management believes Cornerstone is in compliance with all regulatory capital requirements. Cornerstone is considered well capitalized under the Federal Deposit Insurance Act at September 30, 1999. The following is a summary of the Bank's approximate regulatory capital position and minimum required levels to be adequately capitalized under prompt corrective action regulations in dollars (thousands) and as a percentage of regulatory assets, at September 30, 1999.


                                    ACTUAL              REQUIRED              EXCESS
                                    ------              --------              ------
Tangible Capital             $42,539     12.99%     $ 4,913     1.5%     $37,626     11.49%
Core Capital                 $42,539     12.99%     $13,103     4.0%     $29,436      8.99%
Risk-Based Capital           $43,918     21.43%     $16,398     8.0%     $27,520     13.43%



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


                    September 30,     June 30,     March 31,     December 31,
                        1999            1999         1999           1998
                    -------------     --------     ---------     ------------

Liquid Assets          25.2%           29.2%        34.4%           36.3%


The above tables pertain only to Cornerstone. The resources of the Company are not considered in meeting the above requirements.

RESULTS OF OPERATIONS

GENERAL

For the nine months ended September 30, 1999, net income was $1.2 million an increase of $140,000 compared to $1.1 million for the nine months ended September 30, 1998. The increase was due primarily to a decrease in non-interest expense of $964,000 offset by the decrease in gains of the sale of assets and an increase in the loan loss provision in 1999. Compensation and employee benefits, goodwill, and other expenses were all reduced in the nine months ended September 30, 1999 due to the Company exiting the Cincinnati market. The gain on sale of loans and other assets is down $332,000 primarily due to the sale last year of the Federal Home Loan Mortgage Corporation stock and mortgage-backed security. For the quarter ended September 30, 1999, net income was $379,000 an increase of $193,000 compared to $186,000 for the same period ended September 30, 1998. An increase in the net interest income of $172,000 in addition to the net decrease in non-interest expense was the primary reason for the additional income in the quarter.

INTEREST INCOME

For the nine months ended September 30, 1999, interest income of $17.5 million, decreased by $2.1 million compared to the nine months September 30, 1998 of $19.6 million. Interest and fees on loans for the nine months ended September 30, 1999 of $14.2 million decreased by $1.3 million from $15.5 million for the nine months ended September 30, 1998. The lower volume of loans over comparable periods is the result of selling fixed rate loans in the secondary market rather than maintaining the loans in the portfolio. Interest and dividends on investment securities decreased $247,000 during the nine months ended September 30, 1999, over the nine months ended September 30, 1998 due to principal payments on securities available for sale. Interest on mortgage-backed securities increased $1.3 million resulting from additional mortgage-backed securities available for sale. Interest on overnight fed funds decreased $1.8 million or 89.3% due to a lower volume of fed funds after funding the Cincinnati area deposit sale in the fourth quarter of 1998. Interest income of $5.8 million for the three months ended September 30, 1999 was down $464,000 from $6.3 million for the same period ended September 30, 1998. The major causes of the decline are the lower volume of overnight deposits and other securities, again attributed to the sale of the Cincinnati branches.

INTEREST EXPENSE

Interest expense decreased by $2.0 million to $10.2 million for the nine months ended September 30, 1999 from $12.2 million for the nine months ended September 30, 1998. The decrease was primarily due to the sale of deposits in the Cincinnati area completed in the fourth quarter of 1998. The interest on borrowings increased $531,000 from $2.4 million for the nine months ended September 30, 1998, to approximately $2.9 million for the nine months ended September 30, 1999. Interest expense decreased $636,000 or 15.8% for the three months ended September 30, 1999 as compared to September 30, 1998. Interest on deposits decreased $884,000 or 26.7% from $3.3 million for the three months ended September 30, 1998 to $2.4 million for the three months ended September 30, 1999. The interest on borrowings increased $248,000 or 34.4% from $721,000 for the three months ended September 30, 1998 to $969,000 for the same period ended September 30, 1999.

NET INTEREST INCOME

Net interest income decreased slightly by $82,000 to $7.3 million for the nine months ended September 30, 1999 as compared to $7.4 million for the nine months ended September 30, 1998. This decrease is due to the reduction in interest expense from deposits being sold in the Cincinnati area offset by the decrease in interest income from the reduction of loans, investment securities, and overnight fed funds. Net interest income for the three months ended September 30, 1999 increased $171,000 or 7.5% from $2.3 million on September 30, 1998 to $2.5 million for September 30, 1999. For the three months ending September 30, 1998, net interest income was reduced due to holding additional cash equivalents for the sale of the Cincinnati branches.


PROVISION FOR LOSSES ON LOANS

The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses and any specific losses applied to that allowance. There was a $182,000 additional provision for loan losses during the nine months ended September 30, 1999 compared to a recapture of the loan loss reserve of $261,000 for the nine months ended September 30, 1998. The reduction of the loan loss provision in 1998 was due to the decreasing overall loan portfolio and the successful resolution of a major loan of concern. The increase in 1999 was due to an increase in the loan portfolio. For the three months ended September 30, 1999, $74,000 was added to the loan loss provision compared to no additional provision added in the three months ended September 30, 1998.

GAIN/(LOSS)ON SALE OF LOANS AND SECURITIES

Gain on sale of loans, securities, and other assets was $162,000 for the nine months ended September 30, 1999 compared to $494,000 for the same period in 1998. The decrease is primarily due to selling a Federal Home Loan Mortgage Corporation stock certificate and investment security last year for a gain of $307,000. For the three months ended September 30, 1999, gains decreased by $99,000, or 116.4%, compared to the same period last year.

OTHER INCOME

Other income increased $45,000 for the nine months ended September 30, 1999, to $807,000 from $762,000 for the nine months ended September 30, 1998 due to increases in deposit service charges. For the three months ended September 30, 1999, other income of $288,000 decreased a modest $9,000 from $297,000 for the three months ended September 30, 1998 due to lower loan fees.

OTHER EXPENSE

Total other expense decreased by $964,000, from $7.1 million for the nine months ended September 30, 1998, to $6.2 million for the nine months ended September 30, 1999. For the three months ended September 30, 1999, other expenses decreased $283,000 or 12.1% from $2.3 million on September 30, 1998 to $2.0 million on September 30, 1999. The reduction is primarily due to lower operating expenses and the elimination of goodwill amortization resulting from exiting the Cincinnati area market.

INCOME TAX EXPENSE

Income tax expense increased $13,000 to $727,000 for the nine months ended September 30, 1999 from $714,000 for the nine months ended September 30, 1998. Income tax expense increased $79,000 to $229,000 for the three months ended September 30, 1999 from $150,000 for the three months ended September 30, 1998. This was a result of the additional net income for the quarter and the nine months ended September 30, 1999.

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

NPV is generally considered to be the present value of the difference between expected incoming cash flows on interest-earning and other assets and expected outgoing cash flows on interest-bearing and other liabilities. The application attempts to quantify interest rate risk as the change in the NPV which would result from a theoretical 200 basis point (1 basis point equals .01%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. Based on internal analysis, management believes Cornerstone's interest rate risk sensitivity between December 31, 1998 and September 30, 1999 has increased due to the rise in interest rates during the period. As of September 30, 1999, the percentage change in NPV resulting from certain changes in interest rates remain within the policy limits of the institution's Board of Directors.

The institution's NPV is more sensitive to rising rates than declining rates. From an overall perspective, such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, because the Company has primarily fixed-rate loans in its loan portfolio, the amount of interest the Company would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. However, the interest the Company would pay on its deposits would increase rapidly because the Company's deposits generally have shorter periods to repricing.

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

PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)        Exhibits - Exhibit 3(ii) - Amended and Restated By-Laws
                   - Exhibit 27 - Financial Data Schedule
b)        Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WESTERN OHIO FINANCIAL CORPORATION
                                   REGISTRANT



Date:  NOVEMBER 12, 1999           /s/ John W. Raisbeck
                                   ---------------------------
                                   John W. Raisbeck, President
                                   and Chief Executive Officer
                                   (DULY AUTHORIZED OFFICER)




Date:  NOVEMBER 12, 1999           /s/ Craig F. Fortin
                                   --------------------------------------------
                                   Craig F. Fortin, Senior Vice President,
                                   Treasurer and Chief Financial Officer
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)