Form 10-K
period 1999-12-31
WESTERN OHIO FINANCIAL CORP
filed 2000-03-30
CIK 920769

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-24120

                         WESTERN OHIO FINANCIAL CORPORATION
               (Exact name of registrant as specified in its charter)

            DELAWARE                                    31-1403116
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Stock Market as of March 23, 1999, was approximately $28.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of March 23, 2000, there were issued and outstanding 1,972,364 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1999.

Part III of Form 10-K - Portions of the Proxy Statement for Annual Meeting of Shareholders.

FORWARD-LOOKING STATEMENTS

         Western Ohio Financial Corporation (the "Company"), and its wholly-owned subsidiary, Cornerstone Bank, may from time to time make written or oral "forward-looking statements," including statements contained in its filings with the Securities and Exchange Commission. These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in the Company's reports to shareholders and in other communications, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

         o        the strength of the United  States  economy in general and the
                  strength   of  the  local   economies   in  which  we  conduct
                  operations;
         o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
         o        inflation, interest rate, market and monetary fluctuations;
         o the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
         o the willingness of users to substitute our products and services for products and services of our competitors;
         o our success in gaining regulatory approval of our products and services, when required;
         o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
         o        the impact of technological changes;
         o        acquisitions;
         o        changes in consumer spending  and saving  habits;  and
         o        our success at managing  the risks involved in the foregoing.


         The list of important factors stated above is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or Cornerstone Bank.


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

The Company is subject to supervision by the Office of Thrift Supervision, Department of Treasury ("OTS") and the Bank is subject to comprehensive regulation, examination and supervision by the OTS and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") system and its deposits are backed by the full faith and credit of the United States Government and are insured up to applicable limits by the FDIC.

The Company's primary market area covers Clark and Greene counties, Ohio and parts of contiguous counties, and is serviced through its main office in Springfield, Ohio and five branch offices in Enon, New Carlisle, Springfield, Yellow Springs and Beavercreek. At December 31, 1999, the Company had total assets of $329.7 million, deposits of $202.3 million and shareholders' equity of $43.0 million, or 13.0% of total assets. The Company's common stock is traded on the Nasdaq National Market under the symbol "WOFC."

The Company has been, and intends to continue to be, a community-oriented savings and loan holding company offering a variety of financial services to meet the needs of the communities it serves. The principal business of the Company consists of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential real estate, commercial and multi-family real estate, and construction loans and, to a lesser extent, consumer and commercial business loans, all primarily within the Company's market areas.

     The executive offices of the Company are located at 28 East Main Street, Springfield, Ohio 45501-0719, and the telephone number at that address is (937) 325-4683.


     The Company's primary market area consists of Clark county and portions of contiguous counties. Located in west-central Ohio, Clark county's economic environment consists of a traditional industrial base supplemented by the service and support industries, and its close proximity to a major U.S. military installation, Wright Patterson Air Force Base. Navistar Truck Manufacturers is the largest industrial employer in the county. Its Clark county operations have provided stable employment for the area over the last several decades. The Community Hospital and Clark State Community College are also two major employers in the area. In 1998, Clark county had an unemployment rate of 3.7% as compared to the State of Ohio at 4.0% and the United States at 5.1%. The unemployment rate in Clark county increased to 3.9% in 1999 as compared with 3.8% for the State of Ohio and 4.1% for the United States.

     The population of Clark county has maintained steady growth in recent years with total population increasing to approximately 148,000 in 1999. From 1990 to 1995, Clark County's population grew .24%. For 1999, Clark County's median housing value was approximately $59,900 in 1999. In the event that real estate prices in Ohio or the market area substantially weaken or economic conditions decline, the Company may be adversely affected.

LENDING ACTIVITIES

GENERAL. While the Company primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one-to-four family real estate, it also originates commercial and multi-family real estate and construction loans and, to a lesser extent, consumer and commercial business loans in its market area. At December 31, 1999, the Company's net loan portfolio, including loans held for sale, totaled $254.9 million. At December 31, 1999, the Company's gross loan portfolio, including loans held for sale, totaled $262.2 million, of which $178.3 million, or 68.01%, was comprised of permanent loans secured by one-to-four family real estate.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Institutions." At December 31, 1999, the maximum amount which the Bank could have loaned to any one borrower and the borrower's related entities was $6.2 million. At December 31, 1999, the Bank did not have any loans outstanding in excess of such limitation. The largest principal balance and commitment to lend to any one borrower, or group of related borrowers, at the Bank was $2.3 million secured by a first security mortgage on multi-family properties. In addition, three borrowers had a combined principal and commitment outstanding of $5.9 million at December 31, 1999. The first borrower's outstanding credit is secured by land and speculation homes. The second borrower's outstanding credit is secured by a first mortgage on multi-family properties. The third borrower's outstanding credit is secured by one- to four-family dwellings and multi-family properties. The security properties on all of these loans are located in the Bank's market areas. All of these loans are performing in accordance with their terms.

     Management always reserves the right to change its emphasis on the amount or type of lending in which the Company engages to adjust to market or other factors, including changes in the Company's asset/liability management policies.

LOAN PORTFOLIO COMPOSITION. The following information reflects the composition of the Company's loan portfolio, excluding loans held for sale, in dollar amounts and in percentage (before deductions for loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.


                                                                          December 31,
                               ------------------------------------------------------------------------------------------------
                                     1999                1998                1997               1996                 1995
                               -----------------   -----------------   -----------------   -----------------  -----------------
                                AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT   AMOUNT   PERCENT
                               --------  -------   --------  -------   --------  -------   --------  -------  --------  -------
                                                                     (Dollars in Thousands)
REAL ESTATE LOANS:
 One-to-four family            $178,304    68.01%  $177,109    74.87%   $224,289  79.10%   $242,600   82.21%   $131,262   84.93%
 Multi-family                    30,233    11.53     12,422     5.25      11,247   3.97      12,476    4.23       4,502    2.91
 Commercial real estate          22,339     8.52     20,675     8.74      21,583   7.61      20,531    6.96      10,531    6.81
 Construction                     6,923     2.64      3,908     1.65       7,275   2.57      10,965    3.71       5,405    3.50
                               --------   ------   --------   ------    -------- ------    --------  ------    --------  ------

 Total real estate loans        237,799    90.70    214,114    90.51     264,394  93.25     286,572   97.11     151,700   98.15
                               --------   ------   --------   ------    -------- ------    --------  ------    --------  ------

OTHER LOANS:
 Consumer Loans:
   Home equity                   15,369     5.86     10,054     4.25       6,906   2.43       2,188    0.74         474    0.31
   Deposit account                  146      .06        257      .11         485    .17         384    0.13         363    0.24
   Home improvement                  --       --         15       --          18     --          31    0.01          --      --
   Other secured                  1,664      .64      3,173     1.34       5,374   1.90       3,689    1.25         942    0.61
   Other                          1,679      .64      2,034      .86       2,493    .88          --      --          21    0.01
                               --------   ------   --------   ------    -------- ------     -------   -----     -------  ------
   Total consumer loans          18,858     7.20     15,533     6.56      15,276   5.38       6,292    2.13       1,800    1.17
                               --------   ------   --------   ------    -------- ------     -------  ------     -------  ------
 Commercial business loans        5,499     2.10      6,914     2.93       3,886   1.37       2,244    0.76       1,056    0.68
                               --------   ------   --------   ------    -------- ------      ------  ------     -------
    Total other loans            24,357     9.30     22,447     9.49      19,162   6.75       8,536    2.89       2,856    1.85
                               --------   ------   --------   ------    -------- ------     -------  ------    --------  ------

    Total loans                 262,156   100.00%   236,561   100.00%    283,556 100.00%    295,108  100.00%    154,556  100.00%
                                          ======              ======             ======              ======              ======

LESS:
 Loans in process                (4,659)             (2,364)              (1,784)           (5,651)              (2,768)
 Deferred fees and discounts        (62)                (83)                (119)             (130)                (538)
 Allowance for losses            (2,781)             (3,200)              (3,922)           (1,716)                (774)
                               --------            --------             --------          --------            --------
 Total loans receivable, net   $254,654            $230,914             $277,731          $287,611             $150,476
                               ========            ========             ========          ========             ========

     The following table shows the composition of the Company's loan portfolio by fixed and adjustable rates at the dates indicated.



                                                                          December 31,
                               ------------------------------------------------------------------------------------------------
                                     1999                1998                1997               1996                 1995
                               -----------------   -----------------   -----------------   -----------------  -----------------
                                AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT   AMOUNT   PERCENT
                               --------  -------   --------  -------   --------  -------   --------  -------  --------  -------
                                                                     (Dollars in Thousands)
 FIXED-RATE LOANS:
  Real estate:
   One-to-four family           $127,966    48.81%   $109,550   46.31%   $126,375   44.57%   $155,232   52.61%  $111,117   71.89%
   Multi-family                   18,828     7.18       8,141    3.44       3,355    1.18       5,036    1.71      3,873    2.51
   Commercial                      8,450     3.22      12,759    5.39       8,533    3.01       9,276    3.14      9,307    6.02
   Construction                    5,538     2.11       2,597    1.10         477     .17       7,649    2.59      5,105    3.30
                                --------   ------       -----   -----    --------   -----    -------    -----    -------    ----
    Total fixed-rate real
      estate loans               160,782    61.32     133,047   56.24     138,740   48.93     177,193   60.05    129,402   83.72
   Commercial business               768      .29         791     .33         804     .28         178     .06        401    0.26
   Consumer                        3,547     1.35       4,536    1.92       7,161    2.53       3,642    1.23      1,326    0.86
                                --------   ------        ----   -----      ------   -----    --------    ----     ------   -----
    Total fixed-rate loans       165,097    62.96     138,374   58.49     146,705   51.74     181,013   61.34    131,129   84.84
                                                      -------   -----     -------   -----     -------   -----    -------   -----
 ADJUSTABLE-RATE LOANS
  Real estate:
   One-to-four family             50,338    19.20      67,559  28.56       97,969   34.55     87,368    29.61     20,145   13.04
   Multi family                   11,405     4.35       4,281   1.81        7,892    2.78      7,440     2.52        629    0.41
   Commercial                     13,889     5.30       7,916   3.35       13,049    4.60     11,255     3.81      1,224    0.79
   Construction                    1,385      .53       1,311    .55        6,798    2.40      3,316     1.12        300    0.19
                                   -----    -----       -----    ---      -------   -----     ------    -----
     Total adjustable-rate
       real estate loans          77,017    29.38      81,067  34.27      125,708   44.33    109,379    37.06     22,298   14.43
   Commercial business             4,731     1.81       6,123   2.59        3,082    1.09      2,066      .70        655    0.42
   Consumer                       15,311     5.84      10,997   4.65        8,061    2.84      2,650      .90        474    0.31
                                  ------    -----      ------   ----      -------   -----      -----    -----     ------  ------
   Total adjustable-rate loans    97,059    37.03      98,187  41.51      136,851   48.26    114,095    38.66     23,427   15.16
                                  ------    -----      ------  -----      -------   -----    -------    -----     ------   -----
    Total loans                  262,156   100.00%    236,561 100.00%     283,556  100.00%   295,108   100.00%   154,556  100.00%
                                           ======             ======               ======              ======             ======

 LESS:
  Loans in process                (4,659)              (2,364)             (1,784)            (5,651)             (2,768)
  Deferred fees and discounts        (62)                 (83)               (119)              (130)               (538)
  Allowance for loan losses       (2,781)              (3,200)             (3,922)            (1,716)               (774)
                                 -------               ------             -------            -------                -----
   Total loans receivable, net  $254,654             $230,914            $277,731           $287,611            $150,476
                                ========             ========            ========           ========            ========

     The following schedule illustrates the maturities of the Company's loan portfolio at December 31, 1999. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                   ------------------------------------ --------------------------------- --------------------------------------
                                                                                 Construction and
                    ONE-TO-FOUR FAMILY     NON-RESIDENTIAL        COMMERCIAL        DEVELOPMENT      CONSUMER          TOTAL
                    ------------------    ----------------    -----------------  ----------------  ----------------  -----------
                              Weighted             Weighted           Weighted           Weighted          Weighted
                               Average              Average            Average           Average           Average
                     AMOUNT     RATE     AMOUNT      RATE    AMOUNT      RATE    AMOUNT   RATE     AMOUNT   RATE    AMOUNT  RATE
                     ------     ----     ------      ----    ------      ----   ------    ----     ------   ----   ------   ----


 Due During                                                           (Dollars in Thousands)
Periods Ending
 December 31

2000(1)(2)            $ 383     7.81%    $2,811     7.87%   $2,721      9.04%    $5,598    8.11%   $1,312    11.60% $12,825  8.62%

2001 to 2004          5,143     7.72%     8,440     8.30%    1,535      8.35%     1,288    8.83%    2,551    10.70%  18,957  8.50%

2005 and following  172,778     7.59%    41,321     8.03%    1,243      8.67%        37    8.70%   14,995     8.60% 230,374  7.74%

                   $178,304             $52,572            $ 5,499               $6,923          $ 18,858          $262,156


(1) Includes construction loans.

(2) Includes demand loans and loans having no stated maturity.

     At December 31, 1999, the total amount of loans due after December 31, 2000 which have predetermined interest rates was $159.1 million, while $90.8 million loans due after such dates have floating or adjustable interest rates.

     ONE-TO-FOUR FAMILY RESIDENTIAL MORTGAGE AND CONSTRUCTION LENDING. The Company focuses its lending efforts on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. Residential loan originations of this type are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At December 31, 1999, the Company's one-to-four family residential permanent mortgage loans totaled $178.3 million, or 68.01% of the Company's total gross loan portfolio.

     At December 31, 1999, $128.0 million of the Company's one-to-four family residential mortgage loans, or 48.81% of the Company's total gross loan portfolio, had fixed interest rates. From time to time, the Company may purchase loans secured by one-to-four family residences. See "Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

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

     The Company originates a limited number of loans to finance the construction of one-to-four family residences. At December 31, 1999, the Company had loans to finance the construction of one-to-four family residences totaling $6.9 million, or 2.6% of the Company's loan portfolio. Substantially all of these loans are made to individuals who propose to occupy the premises upon completion of construction. Construction loans are generally structured for up to a 30-year term with a six month construction phase, during which the borrower pays interest only. Upon completion of the construction phase, these loans continue as permanent loans of the Company. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

     MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Company also engages in commercial and multi-family real estate lending. At December 31, 1999, the Company had $52.6 million of permanent commercial and multi-family real estate loans, which represented 20.0% of the Company's gross loan portfolio.

     The Company's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, office buildings, strip shopping centers, motels, nursing homes, restaurants and churches located in the Company's market areas. Multi-family and commercial real estate loans generally have terms that do not exceed 15 years. Generally, the loans are made in amounts up to 75% of the appraised value of the secured property. The Company analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. Currently, appraisals on properties securing multi-family and commercial real estate loans originated by the Company are performed by independent licensed fee appraisers.

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

     In addition, the Company from time to time has purchased loans secured by multi-family real estate. The Company purchased approximately $6.3 million of multi-family real estate participation loans in fiscal 1999.

     Loans secured by commercial and multi-family real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. The one largest loan is $2.3 million and is secured by multi-family properties.

     CONSUMER LENDING. The Company offers secured and unsecured consumer loans, including home improvement loans, home equity loans, loans secured by savings deposits and equity securities, and retail mobile home loans. The Company has plans to expand its consumer lending portfolio. The Company currently originates all of its consumer loans in its primary market areas. The Company originates consumer loans on a direct basis by extending credit directly to the borrower.

     At December 31, 1999, deposit loans were $146,000 or .06% of the Company's gross loan portfolio. Home equity loans were $15.4 million or 5.9% of the Company's gross loan portfolio as of December 31, 1999.

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

     COMMERCIAL BUSINESS LENDING. Commercial business loans have been added to the list of the Company's products. The outstanding balance of unsecured commercial lines of credit was $1.8 million as of December 31, 1999. Commercial loans secured other than by mortgage had outstanding balances of $3.1 million as of December 31, 1999. The purpose of these loans will generally be for working capital or expansion of existing businesses. These loans have been priced at prime plus a specified spread, or at the one year constant maturity treasury index plus a specified spread. Some of these loans are payable on demand.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property the value of which tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans may be secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank's largest loan is a $2.3 million commercial business loan secured by a first security mortgage and multi-family properties.

ORIGINATIONS, PURCHASES AND SALES OF LOANS

     Loan originations are developed from advertising, continuing business with depositors and borrowers, soliciting realtors and builders, walk-in customers and correspondent relationships in other markets. Loans are originated by salaried loan officers and field originators compensated by salary and commission.

     While the Company offers fixed-rate and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market areas, which is affected by the interest rate environment and other factors. In fiscal 1999, the Company originated $45.9 million in fixed-rate loans and $37.7 million in adjustable-rate loans.

     In periods of economic uncertainty, the ability of financial institutions to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings.

     The following table shows the origination, purchase, sale and repayment activities of the Company for the periods indicated.


                                           Year Ended December 31,
                                    ---------------------------------
                                      1999        1998         1997
                                    -------     --------     --------

                                              (In Thousands)
ORIGINATIONS BY TYPE:
Adjustable-rate:
  Construction                      $   896      $ 2,494      $11,521
Real estate - one to four family      1,210        7,205       23,600
  - multi-family                     12,923        2,017          593
  - commercial                        3,833        1,060        3,276
Commercial business                   7,806        2,435        1,894
Consumer - home equity                9,576        7,226        5,996
Other consumer                        1,423        1,188        2,247
Fixed-rate:
  Construction                        3,806          526          280
  Commercial business                11,886        1,656          627
  Consumer                              958          895        7,213
  Real estate - one-to-four family   26,053       24,100        4,263
  - multi-family                      2,407           11          ---
  - commercial                        3,240        1,269          141
                                    -------      -------       ------
    Total loans originated           86,017       52,082       61,651


PURCHASES:
One-to-four family                  21,525           ---          ---
Multi-Family                         6,317           ---          ---
                                   -------       -------       ------
  Total purchased                   27,842           ---          ---
                                   -------       -------       ------

SALES AND REPAYMENTS:
  Loan sale                            ---           ---       (15,751)
  Loan payments                    (89,838)      (95,260)      (57,604)
                                  --------      --------      --------

  Total reductions                 (89,838)      (95,260)      (73,355)
Increase (decrease) in other
  items, net                         1,574        (3,639)       (1,824)
                                  --------      --------      --------
    Net increase (decrease)       $ 25,595      $(46,817)     $ (9,880)
                                  ========      ========      ========


NON-PERFORMING ASSETS AND CLASSIFIED ASSETS

     When a borrower fails to make a required payment on real estate secured loans and consumer loans a notice is sent 30 days after payment is due. At 60 days after the payment is due, the Company generally initiates collection procedures by written notice and/or telephone. In most cases, delinquencies are cured promptly, however, if a loan secured by real estate or other collateral has been delinquent for more than 90 days, satisfactory payment arrangements must be adhered to or the Company will initiate proceedings for foreclosure or repossession.

     When a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on non-accrual status as long as the loan is 90 days or more delinquent.

     The following table sets forth information concerning delinquent loans at December 31, 1999. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue and are reflected as a percentage of the type of loan category.



                                                           LOANS DELINQUENT FOR:
                            ------------------------------------------------------------------------------------------
                                                                                     TOTAL LOANS DELINQUENT 60
                                60-89 DAYS                    90 DAYS AND OVER             DAYS AND OVER
                            ------------------------    ------------------------    -----------------------------
                                             PERCENT                     PERCENT                       PERCENT
                                             OF LOAN                     OF LOAN                       OF LOAN
                            NUMBER  AMOUNT  CATEGORY    NUMBER  AMOUNT  CATEGORY    NUMBER   AMOUNT   CATEGORY
                            ------  ------  --------    ------  ------  --------    ------   ------   --------
                                                          (Dollars in Thousands)

Real Estate:
One-to-four family           7       $256      .14%       19   $1,274      .71%       26     $1,530      .94%
Construction               ---        ---      ---         1      230     3.32         1        230     3.32
Commercial Real Estate       1         94      .42         5      959     4.29         6      1,053     7.37
Multi-Family               ---        ---      ---         1      272      .90         1        272     1.00
Consumer/Commercial          7          9      .04         6       20      .08        13         29     1.59
                           ---       ----      ---       ---   ------     ----        --     ------    -----
      Total                 15       $359      .60%       32   $2,755     9.30%       47     $3,114     9.90%
                           ===       ====      ===       ===   ======     ====        ==     ======    =====

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

                                                                 At December 31,
                                              ----------------------------------------------------
                                                1999        1998     1997     1996      1995
                                              -------     -------   ------   ------    -------
                                                               (Dollars in Thousands)
Non-accruing loans:
  One-to-four family                          $1,504      $1,740     $ 612     $ 674    $ 579
  Consumer                                        20         373       213        10      ---
  Commercial real estate/Business Loans        1,231       2,428     1,170     1,266      ---
                                               -----       -----     -----     -----      ---
     Total                                     2,755       4,541     1,995     1,950      579
                                               -----       -----     -----     -----      ---

Accruing loans delinquent more than 90 days      ---         ---       ---        94      ---

Foreclosed assets                                ---          56        56        55      ---
                                               -----       -----     -----     -----      ---

Total non-performing assets                   $2,755      $4,597    $2,051    $2,099     $579
                                              ======      ======    ======    ======     ====
Total as a percentage of total assets            .84%        1.4%      .55%     .52%      .25%
                                                ====         ===       ===      ===       ===


     For the year ended December 31, 1999, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $110,000.

     NON-PERFORMING   ASSETS.   Included  in  the  table  above  in  nonaccruing
one-to-four family loans at December 31, 1999, were 20 loans secured by single-family residences located in the Company's primary market area. Also included in non-performing assets are 1 multi-family loan, 4 consumer loans, 2 commercial loans and 5 commercial real estate loans.

     POTENTIAL PROBLEM LOANS. Not categorized as non-performing assets at December 31, 1999, were $946,000 million of potential problem loans. The potential problem loans consisted of eleven single family residences, two commercial real estate loans, one multi-family loan and seven consumer loans.

     TROUBLED DEBT RESTRUCTURED LOANS. Not applicable.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1999, the Bank had classified a total of $3.2 million of its assets as substandard, none as doubtful and none as loss. At December 31, 1998, total classified assets were $4.0 million, or 1.2% of the Bank's assets.

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

     Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At December 31, 1999, the Company had a total allowance for loan losses of $2.8 million, or 1.1% of total loans receivable. See Note 4 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders filed as Exhibit 13 hereto.

     The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                                    Year Ended December 31,
                                                        ------------------------------------------------------------------------
                                                            1999            1998           1997           1996            1995
                                                        -----------      ---------      ---------      ----------      ---------
                                                                                    (Dollars in Thousands)

Balance at beginning of period                          $3,200           $3,922          $1,716           $ 774            $774
Beginning balance acquisition                              ---              ---             ---             577             ---

Charge-offs:
  One-to-four family                                      (215)             (28)            (79)            (34)             (6)
  Consumer                                                (373)            (228)             ---             ---             ---
  Commercial                                              (148)            (122)             ---             ---             ---
Recoveries                                                  71               19              ---             ---             ---
                                                        ------           ---------        -------        -------        --------

Net charge-offs                                           (665)            (359)            (79)            (34)             (6)
Additions charged to operations                            246             (363)          2,285             399               6
                                                        ------           ---------       --------        -------        --------
Balance at end of period                                $2,781           $3,200          $3,922          $1,716            $774
                                                        ======           =========       ========        =======            ====

Ratio of net charge-offs during the period to              .27%             .14%             ---            .01%             ---
                                                        ======           =========        =======        =======        ========
   average loans outstanding during the period

Ratio of net charge-offs during the period to             20.3%            8.6%           3.81%           1.66%           2.99%
   average non- performing assets                       ======           =========        ====            ====            ====





            The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                         December 31,
                            ---------------------------------------------------------------------

                                 1999                      1998                        1997
                            --------------           ----------------           -----------------
                                    Percent                    Percent                    Percent
                                    of Loans                   of Loans                   of Loans
                                    in Each                    in Each                    in Each
                                    Category                   Category                   Category
                                    to Total                   to Total                   to Total
                         AMOUNT      LOANS         AMOUNT       LOANS           AMOUNT     LOANS
                                                  (Dollars in Thousands)


One-to-four family         $474       68.01%        $519         74.87%          $ 669       79.10%
Multi-family                170       11.53           55          5.25             190        3.97
Commercial real estate      728        8.52          828          8.74           1,338        7.61
Construction                  3        2.64            3          1.65              72        2.57
Consumer                    173        7.20          510          6.56             548        5.38

Commercial Business         598        2.10          585          2.93             432        1.37
Unallocated                 635         ---          700           ---             673
                            ---       -----          ----         ----           -----      ------
                                                                                                                               ---
     Total               $2,781      100.00%      $3,200        100.00%         $3,922      100.00%
                        =======      ======       ======        ======          ======      ======


INVESTMENT ACTIVITIES

     The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of December 31, 1999, the Bank's liquidity ratios (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was in compliance with applicable regulations. See "Regulation - Liquidity."

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

     The investment policy of the Company is to invest funds among various categories of investments and maturities based upon the need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company's asset/liability management policies.

     At December 31, 1999, the Company's cash and interest-bearing deposits in other financial institutions totaled $9.6 million, or 2.9% of total assets. The Company also has a $7.5 million investment in the common stock of the FHLB of Cincinnati in order to satisfy the requirement for membership therein.

     OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At December 31, 1999, the Bank was in compliance with this regulation. See "Regulation - Federal Regulation of Savings Institutions" for a discussion of additional restrictions on the Bank's investment activities.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated (excluding mortgage-backed securities).


                                                                             December 31,
                                               ----------------------------------------------------------------------

                                                      1999                       1998                      1997
                                                ----------------          ------------------         ----------------
                                              Book          % of          Book          % of        Book        % of
                                             VALUE          TOTAL         VALUE         TOTAL      VALUE        TOTAL
                                                                           (Dollars in Thousands)


Securities:
  U.S. Treasury                               $  ---         ---%        $  502          1.56%      $ 501        .88%
  U.S. Government Agencies                     8,775       45.27         14,900         46.25      21,820      38.24
                                              ------       -----         ------         -----      ------      -----
     Subtotal                                  8,775       45.27         15,402         47.81      22,321      39.12
                                              ------       -----         ------         -----      ------      -----
FHLB stock                                     7,451       38.44          6,948         21.57       6,470      11.34
Freddie Mac stock                                ---         ---            ---           ---         134        .23
                                            --------      ------        --------      -------      ------      -----

     Total securities and
        FHLB/Freddie Mac stock                16,226       83.71         22,350         69.38      28,925      50.69
                                             -------      ------         -------       ------      ------      -----
Average remaining life of securities
                                               13.84 years                12.88 years                7.51 years


Other Interest-Earning Assets:
  Interest-bearing deposits with banks         3,159       16.29          4,550         14.12      22,022     38.60
  Federal funds sold                                                      5,317         16.50       6,110     10.71
                                             -------      ------         -------        -----      ------     -----
     Total                                   $19,385      100.00%       $32,217        100.00%    $57,057    100.00%
                                             =======      ======        =======        ======     =======    ======
Average remaining life or term to
repricing of investment securities and
other interest-earning assets, excluding
FHLB/Freddie Mac stock                          6.26 years                 7.88 years                3.32 years


     The composition and maturities of the investment securities portfolio, excluding FHLB of Cincinnati stock, are indicated in the following table.

                                December 31, 1999
                             --------------------------------------------------------------------------------------------------
                              Less Than         1 to 5         Over 5
                                1 YEAR          YEARS          YEARS           TOTAL INVESTMENT SECURITIES
                              -----------     ----------     ----------        ---------------------------

                             BOOK VALUE       BOOK VALUE      BOOK VALUE        BOOK VALUE     MARKET VALUE
                             -------------   ------------    -----------        -----------    ------------
                                                            (Dollars in Thousands)

U.S. Treasury securities        $---            $ ---           $  ---            $ ---            $---
Federal agency obligations       ---              ---            8,775            8,775           8,775
                                 ---            -----           ------            -----           -----                 -----

Total investment securities     $---             $---           $8,775           $8,775          $8,775
                                ====             ====           ======           ======          ======

Weighted average yield           ---%             ---%            6.15%            6.15%           6.15%


     MORTGAGE-BACKED SECURITIES. The Company had a $41.6 million portfolio of mortgage-backed securities at December 31, 1999, all of which were insured or guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Accordingly, management believes that the Company's mortgage-backed securities are generally more resistant to credit problems than loans, which generally lack such insurance or guarantees. Because these securities represent a pass through of principal and interest from underlying individual 30-year mortgages, such securities do present prepayment risk. Any such individual security contains mortgages that can be prepaid at any time over the life of the security. In a rising interest rate environment the underlying mortgages are likely to extend their lives versus a stable or declining rate environment. A declining rate environment can result in rapid prepayment. There is no certainty as to the security life or speed of prepayment. The geographic makeup and correlated economic conditions of the underlying mortgages also play an important role in determining prepayment. In addition to prepayment risk, interest rate risk is inherent in holding any debt security. As interest rates rise the value of the security declines and conversely as interest rates decline values rise. Adjustable-rate mortgage-backed securities have the advantage of moving their interest rate within limits with the contractual index used, subject to the risk of prepayment. Interest rate adjustments to $1.4 million of the Company's adjustable-rate mortgage-backed securities are tied to the One Year Constant Maturity Treasury Index, $5.6 million are tied to the 11th District cost of funds and $95,000 are tied to the six month treasury. At December 31, 1999, 17.4% of the Company's mortgage-backed securities consisted of adjustable-rate mortgage-backed securities.

     Mortgage-backed  securities  can serve as collateral  for  borrowings  and, through sales and repayments, as a source of liquidity. For information regarding the carrying and market values of the Company's mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders filed as Exhibit 13 hereto. Under the OTS risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of Government National Mortgage Association securities) in contrast to the 50% risk weight carried by residential loans. See "Regulation." Management has purchased mortgage-backed securities in order to supplement loan originations and includes adjustable-rate mortgage-backed securities to mitigate the consequences of an entirely fixed-rate mortgage portfolio. The CMO securities held by the Company carry certain risks. The principal represented by such securities may be repaid over a longer period than that assumed in management's initial purchase analysis which may hinder certain aspects of the Company's asset/liability management strategy. In addition, these securities have maximum interest rate caps. As market interest rate levels approach these caps, the value of the underlying security will decline. As of December 31, 1999, the Company held $8.3 million of CMO securities.

     The following table sets forth the contractual maturities of the Company's mortgage-backed securities at December 31, 1999.


                               Due in              Due in            Due In Over         December 31, 1999
                            1 TO 5 YEARS        6 TO 10 YEARS         10 YEARS         BALANCE OUTSTANDING
                          ----------------    -----------------    ----------------    ---------------------
                                                    (Dollars in Thousands)


Freddie Mac                    $ 28                $ 618                   $3,594           $4,240

Fannie Mae                      ---                  ---                    7,388            7,388
CMOs                            ---                  484                    7,782            8,266
Ginnie Mae                        9                  ---                   21,688           21,697
                               ----                  ---                   ------           ------
Total mortgage-backed           $37               $1,102                  $40,452          $41,591
                                ===               ======                  =======          =======
securities

Weighted average yield         6.16%                7.24%                    6.38%            6.40%



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


                                                     Year Ended December 31,
                                        --------------------------------------------------

                                          1999              1998                1997
                                         -------           ------              ------
                                                    (Dollars in Thousands)


Opening balance                         $192,966         $246,909             $233,203
Net deposits (withdrawals)                (4,036)         (70,114)(1)           (4,220)
Interest credited                         13,401           16,171               17,926
                                         -------         --------            ---------

Ending balance                          $202,331         $192,966             $246,909
                                        ========         ========             ========

Net increase (decrease)                   $9,365         $(53,943)            $ 13,706
                                          ======        =========             ========

Percent increase (decrease)                  4.9%            21.8%                 5.8 %
                                             ===             ====                 ====


(1) Net deposit decrease is primarily due to the sale of $84,365 in deposits related to the Cincinnati area branch sales in 1998.

     The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                                                      Year Ended December 31,
                                               -------------------------------------------------------------------------------------

                                                      1999                        1998                         1997
                                               ------------------          ------------------          ------------------
                                                          Percent                      Percent                    Percent
                                               AMOUNT     OF TOTAL         AMOUNT      OF TOTAL         AMOUNT    OF TOTAL
                                                                                      (Dollars in Thousands)

TRANSACTIONS AND SAVINGS DEPOSITS:

Passbook savings accounts                     $12,065       5.96%           $13,629        7.06%          $22,115      8.96%
NOW accounts                                   13,529       6.69             12,708        6.59            12,186      4.94
Money market accounts                          49,149      24.29             49,084       25.44            37,182     15.06
                                              -------      -----            -------       -----            ------     -----

Total Non-Certificates                         74,743      36.94             75,421       39.09            71,483     28.96
                                               ------      -----             ------       -----            ------     -----

CERTIFICATES:

 0.00 -  3.49%                                    353        .17                534        .28                785       .32
 3.50 -  5.49%                                 45,756      22.62             28,353      14.69             27,688     11.21
 5.50 -  7.49%                                 81,098      40.08             88,100      45.65            146,319     59.26
 7.50 -  9.49%                                    381        .19                558        .29                634       .25
                                               ------      -----             ------      -----            -------    ------


Total Certificates                            127,588      63.06            117,545      60.91            175,426     71.04
                                              -------      -----            -------      -----            -------     -----
Total Deposits                               $202,331     100.00%          $192,966     100.00%          $246,909    100.00%
                                             ========     ======           ========     ======           ========    ======


     The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1999.



                                                    0.00-      3.50-       5.50-       7.50-                        Percent
                                                    3.49%      5.49%       7.49%       9.49%          TOTAL         OF TOTAL
                                                    -----      -----       -----       -----          -----         --------
                                                                                  (Dollars in Thousands)
Certificate accounts maturing in quarter ending:


March 31, 2000                                       $88       $7,586       $16,440      $0            $24,114          18.90%
June 30, 2000                                         23        9,238        17,338       0             26,599          20.85
September 30, 2000                                    31        8,031         5,386       0             13,448          10.54
December 31, 2000                                      0        6,260         2,752      27              9,039           7.08
March 31, 2001                                        18        3,473         1,216       0              4,707           3.69
June 30, 2001                                         76        2,344         4,801      29              7,250           5.68
September 30, 2001                                     7          890        10,007       0             10,904           8.55
December 31, 2001                                      3        2,414         6,749     165              9,331           7.31
March 31, 2002                                         2        2,677         2,439       0              5,118           4.02
June 30, 2002                                          3        1,684           136       0              1,823           1.43
September 30, 2002                                    16           72         5,992      72              6,152           4.82
December 31, 2002                                      0            2         3,782      44              3,828           3.00
Thereafter                                            86        1,085         4,060      44              5,275           4.13
                                                      --        -----         -----      --              -----

   Total    .                                       $353      $45,756       $81,098    $381           $127,588
                                                    ====      =======       =======    ====           ========

   Percent of total                                 .28%       35.86%        63.56%     .30%            100.00%
                                                    ===        =====         =====      ===             ======


     The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1999.


                                                                                      Maturity
                                           -----------------------------------------------------------------------
                                                              Over            Over
                                            3 Months         3 to 6          6 to 12        Over
                                                             OR LESS          MONTHS        12 MONTHS     TOTAL
                                           ------------      ----------      ---------     ---------     ---------
                                                                      (Dollars in Thousands)

Certificates of deposit less
 than $100,000                              $21,476            $23,117        $20,589        $50,143       $115,325
Certificates of deposit of                    2,638              3,482          1,898          4,245         12,263
                                            -------            -------        -------        -------       --------
 $100,000 or more
Total certificates of deposit               $24,114            $26,599        $22,487        $54,388       $127,588
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

     Beginning in 1995, the Bank utilized a higher level and a wider variety of FHLB advances than it had in the past. These advances were utilized for increased investments and lending. The FHLB advances are secured by the Bank's blanket agreement for advances and security agreement and are not tied to specific investments or loans.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                 Year Ended December 31,
                  ------------------------------------------------------

                     1999                1998             1997
                  ----------          ----------        ---------
                                 (Dollars in Thousands)

Maximum Balance:
  FHLB advances      $90,247           $88,256          $113,112

Average Balance:
  FHLB advances      $76,449           $62,803          $ 97,414


     The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.

                                                      December 31,
                                       -----------------------------------------

                                          1999           1998           1997
                                       ----------     ----------     ----------
                                                   (Dollars in Thousands)


FHLB advances                             $82,183        $85,252       $68,339

Weighted average interest rate of
 FHLB advances                               5.41%          5.30%         5.85%



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

     At December 31, 1999, the Bank had a net negative book investment of $155,382 in CornerstoneBanc Financial Services, an operating subsidiary created to generate mortgage lending in areas outside of the Bank's normal lending area.

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

     On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act makes sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed. A new "financial holding company", which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities.

     The GLB Act permits unitary savings and loan holding companies in existence on May 4, 1999, including the Corporation to continue to engage in all activities that they were permitted to engage in prior to the enactment of the Act. Such activities are essentially unlimited, provided that the thrift subsidiary remains a qualified thrift lender. Any thrift holding company formed after May 4r, 1999 will be subject to the same restrictions as a multiple thrift holding company. In addition, a unitary thrift holding company in existence at May 4, 1999 may be sold only to a financial holding company engaged in activities permissible for multiple savings and loan holding companies.

     The GLB Act is not expected to have a material effect on the activities in which the Corporation is currently engaged, except to the extent that competition with other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.


                                  REGULATION
GENERAL

     The Bank is a federally chartered savings bank. Accordingly, the Bank is subject to broad federal regulation extending to all its operations. The Bank is a member of the FHLB of Cincinnati and subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As a savings and loan holding company, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and their deposits are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

FEDERAL REGULATION OF SAVINGS INSTITUTIONS

     The OTS has extensive authority over the operations of federal savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require an institution to provide for higher general or specific loan loss reserves. All federal savings institutions are subject to a semi-annual assessment, based upon the institution's total assets, to fund OTS operations. The Bank's OTS assessment for the fiscal year ended December 31, 1999 was $77,000.

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

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1999, the Bank's lending limit under this restriction was $6.2 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However SAIF-insured institutions are required to pay a Financing Corporation ("FICO") assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6.48 basis points for each $100 in domestic deposits, while BIF insured institutions pay an assessment equal to approximately 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to
2.43 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment.. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common shareholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1999, the Bank had no intangible assets included in its financial statements.

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

     At December 31, 1999, the Bank had tangible capital of $40.0 million, or 12.1% of adjusted total assets, which is $35.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 1999, the Bank had no intangibles which were subject to these tests. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

     At December 31, 1999, the Bank had core capital equal to $40.0 million, or 12.1% of adjusted total assets, which is $26.8 million above the minimum leverage ratio requirement of 4% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1999, the Bank had no capital instruments that qualify as supplementary capital and $1.4 million of general loss reserves, which was less than 1.0% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 1999.

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

     On December 31, 1999, the Bank had total capital (as defined above) of $41.4 million (including $40.0 million in core capital and $1.4 of general loss reserves) and risk-weighted assets of $209.2 million; or total capital of 19.8% of risk-weighted assets. This amount was $24.7 million above the 8.0% requirement in effect on that date.

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

     The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Company's operations and profitability. The Company's shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

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

        The Bank may make a capital distribution without the approval of the OTS provided the Bank notifies the OTS, 30 days before the declaration of the capital distribution and the Bank meets the following requirements: (i) has a regulatory rating in one of the two top examination categories, (ii) is not of supervisory concern, and will remain adequately- or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed the Bank's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet the above stated requirements, prior approval of the OTS is required before declaring any proposed distributions.

LIQUIDITY

     All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the average daily balance of its liquidity base during the preceding calendar quarter or a percentage of the amount of its liquidity base at the end of the preceding quarter. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. At December 31, 1999, the Bank was in compliance with its regulatory liquidity ratio.

QUALIFIED THRIFT LENDER TEST

     All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1999, the Bank met the test and has always met the test since its effective date.

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

     Company stock held by persons who are affiliates (generally officers, directors and principal shareholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. (See "--Liquidity.")

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati. At December 31, 1999, the Bank had $7.5 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank had received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.10% and were 7.06% for 1999.

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

     For the year ended December 31, 1999, dividends paid by the FHLB of Cincinnati to the Bank totaled $505,000, which constituted a $27,000 increase over the amount of dividends received in 1998.

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

       NAME             AGE               POSITIONS HELD WITH THE COMPANY
----------------       ------        ----------------------------------------

John W. Raisbeck         60            President and Chief Executive Officer
Craig F. Fortin          39            Senior Vice President, Treasurer and
                                         Chief Financial Officer
John T. Heckman          48            Executive Vice President
Gary L. Hicks            48            Executive Vice President
Robert P. Brezing        55            Senior Vice President


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

EMPLOYEES

     At December 31, 1999, the Company and its subsidiary had a total of 84 employees, including 11 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2. PROPERTIES

     The Company conducts its business at its main office, which also serves as executive office and the Bank's five branch offices located in its market area. The following table sets forth information relating to each of the Company's offices as of December 31, 1999.

                                                 Total
                                               Approximate         Net Book
                                   Date          Square            Value at
    LOCATION                     ACQUIRED       FOOTAGE       DECEMBER 31, 1999
    --------                     --------       -------       -----------------
                                        (In Thousands)
Main Office:
  28 E. Main Street               1900           5,721          $ 1,019
  Springfield, Ohio

Branch Offices:
  7601 Dayton Springfield Road    1983           2,528               25
  Enon, Ohio

  210 N. Main Street              1987           2,369              339
  New Carlisle, Ohio

  1480 Upper Valley Pike          1950           3,777              416
  Springfield, Ohio

  50 Kahoe Lane                   1993           2,369              359
  Yellow Springs, Ohio

  3216 Seajay Drive               1996           1,925              272
  Beavercreek, Ohio


     The Company owns all of its offices. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1999 was $3.5 million. The Company considers all properties to be in good operating condition and suitable for the purpose for which it is used. The property is unencumbered by any mortgage or security interest and is, in management's opinion, adequately insured. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders filed as Exhibit 13 hereto.

     The Company conducts its data processing through a service bureau. The net book value of the data processing and computer equipment utilized by the Company at December 31, 1999 was approximately $714,000. In March 2000, the Company converted its data processing operations to its own in-house system utilizing software from Information Technology, Inc., Lincoln, Nebraska.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.


                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     Page 7 of the Company's 1999 Annual Report to Shareholders is herein incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Pages 6 and 7 of the Company's 1999 Annual Report to Shareholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 8 through 15 of the Company's 1999 Annual Report to Shareholders are herein incorporated by reference.

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

     The Company's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. Consequently, the results of operations are heavily influenced by the levels of short-term interest rates. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis. For additional information regarding market risk, see pages 13 to 14 of the Company's Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages 16 through 37 of the Company's 1999 Annual Report to Shareholders are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company filed a Current Report on Form 8-K on February 5, 1998, to report a change of accountants, and an amendment on Form 8-K/A on February 23, 1998, to report the letter on the change of certifying accountants. Management has had no disagreements with the independent accountants on matters of accounting principals or financial statement disclosure required to be reported under this item.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 27, 2000 (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation"), a copy of which will be filed not later than 120 days after the close of the fiscal year. For information concerning executive officers of the Company who are not also Directors, see "Executive Officers" in Part I of this Annual Report on Form 10-K.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that Mr. Dillahunt inadvertently failed to report one transaction on his timely filed Form 5 dated February 10, 1999. Mr. Dillahunt reported the transaction on a Form 5 dated February 9, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 27, 2000 (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation"), a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 27, 2000 (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation"), a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 27, 2000 (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation"), a copy of which will be filed not later than 120 days after the close of the fiscal year.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS:

     The following information appearing in the Company's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                                      Pages in
                             ANNUAL REPORT SECTION                     Annual
                                                                       REPORT

Report of Independent Auditors                                          16
Consolidated Balance Sheets
                                                                        17
Consolidated Statements of Income
                                                                        18
Consolidated Statements of Comprehensive Income
                                                                        19
Consolidated Statements of Shareholders' Equity
                                                                        20
Consolidated Statements of Cash Flows                                  21-22
Notes to Consolidated Financial Statements                             23-37

(A) (2)  FINANCIAL STATEMENT SCHEDULES:

     Financial statement schedules are omitted as they are not applicable or the required information in the financial statements or notes therein found in the Company's Annual Report to Shareholders.

(A) (3)  EXHIBITS:

                                                          Reference to Prior
Regulation                                                 Filing or Exhibit
S-K Exhibit                                                 Number Attached
 NUMBER                    DOCUMENT                              HERETO

 2          Plan of acquisition, reorganization,
            arrangement, liquidation or succession                None

 3 (i)      Certificate of Incorporation                          *
 3 (ii)     Amended and Restated Bylaws                           *****
 4          Instruments defining the rights of security
            holders, including indentures                         *

 9          Voting trust agreement                                None
 10         Material contracts:
            (a) 1995 Stock Option and Incentive Plan               **
            (b) Management Recognition Plan                        **
            (c) Employment Agreement with John T. Heckman         ***
            (d) Employment Agreement with John W. Raisbeck        *****
            (e) Employment Agreement with Gary L. Hicks           ****
            (f) Employment Agreement with Robert P. Brezing,
                   as amended                                     *****
            (g) Employment Agreement with Craig F. Fortin         *****
            (h) 1998 Omnibus Incentive Plan                       ****
            (i) Cornerstone Bank Deferred Compensation Plan
                   as amended                                     *****

 11         Statement regarding computation of per share
               earnings                                           None
 12         Statements regarding computation of ratios            None
 13         Annual report to security holders                     13
 16         Letter regarding change in certifying accountant      None
 18         Letter regarding change in accounting principles      None
 21         Subsidiaries of the registrant                        21
 22         Published report regarding matters submitted to
               vote of security holders                           None
 23         Consent of Crowe, Chizek and Company LLP              23.1
            Consent of Clark, Schaefer, Hackett & Co.             23.2
 24         Power of attorney                                     None
 27         Financial data schedule                                 27
 99         Additional exhibits--report of predecessor
               independent accountants                              99



*    Incorporated  by  reference to the  Company's  Registration  Statement  No.
     33-76734.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

*****Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     (B) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WESTERN OHIO FINANCIAL CORPORATION


Date:   MARCH 30, 2000                     By: /S/ JOHN W. RAISBECK
       ----------------------------        ---------------------
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

By: /S/ JOHN W. RAISBECK                       By:   /S/ DAVID L. DILLAHUNT
   -----------------------------------------  ----------------------------------
       John W. Raisbeck, President and Chief   David L. Dillahunt, Chairman of
         Executive Officer                       the Board
       (PRINCIPAL EXECUTIVE OFFICER)

Date:   MARCH 30, 2000                         Date:   MARCH 30, 2000
       -----------------------------                   ---------------


By:   /S/ HOWARD V. DODDS                      By:   /S/ JOHN E. FIELD
    ---------------------------------------    ---------------------------------
       Howard V. Dodds, Director               John E. Field, Director

Date:   MARCH 30, 2000                         Date:   MARCH 30, 2000
       -----------------------------                  ---------------


By:   /S/ ARISTIDES G. GIANAKOPOULOS           By:   /S/ WILLIAM N. SCARFF
    --------------------------------------      -------------------------------
       Aristides G. Gianakopoulos, Director     William N. Scarff, Director

Date:   MARCH 30, 2000                         Date:   MARCH 30, 2000
       -----------------------------                   ---------------


By:   /S/ JEFFREY L. LEVINE                    By:   /S/ CRAIG F. FORTIN
      ------------------------------------     --------------------------------
       Jeffrey L. Levine, Director             Craig F. Fortin, Senior Vice
                                                  President, Treasurer and
                                                  Chief Financial Officer
                                               (PRINCIPAL FINANCIAL AND
                                                  ACCOUNTING OFFICER)


Date:   MARCH 30, 2000                        Date:   MARCH 30, 2000
       -----------------------------                 ---------------