Form 10-Q
period 2000-03-31
WESTERN OHIO FINANCIAL CORP
filed 2000-05-15
CIK 920769

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                -----------------------------------------------

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000     Commission File Number 0-24120


                       WESTERN OHIO FINANCIAL CORPORATION
             (exact name of registrant as specified in its charter)

         DELAWARE                                             31-1403116
(State of other jurisdiction of                            (I.R.S. Employer
incorporation of organization)                           Identification Number

28 EAST MAIN STREET, SPRINGFIELD, OHIO                        45501-0509
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

                                 Yes (X) No ( )

As of May 12, 2000, there were 1,967,364 shares of the Registrant's common stock issued and outstanding.

                                     INDEX

                       WESTERN OHIO FINANCIAL CORPORATION


                                                                                Pages
                                                                                -----
PART  I. FINANCIAL INFORMATION
Item 1. Financial Statements:

          Condensed Consolidated Statements of Financial Condition. . . . . . .   3

          Condensed Consolidated Statements of Income . . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Comprehensive Income . . . . . .   5

          Condensed Consolidated Statements of Cash Flows . . . . . . . . . . .   6

          Notes to Condensed Consolidated Financial Statements. . . . . . . . .   7


Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . . . . .   8-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . . . . .   13-14

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .   15

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16


                       WESTERN OHIO FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                      March 31,         December 31,
(Dollars in thousands)                                  2000               1999
------------------------------------------------------------------------------------
                         ASSETS
Cash and cash equivalents                            $   6,292            $   9,614
Securities available for sale                           49,295               50,366
Federal Home Loan Bank stock                             7,581                7,451
Loans, net                                             266,975              254,654
Loans held for sale                                          -                  217
Premises and equipment, net                              3,877                3,475
Other assets                                             4,770                3,908
------------------------------------------------------------------------------------
Total Assets                                         $ 338,790            $ 329,685
====================================================================================

          LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                             $ 204,858            $ 202,331
Borrowed funds                                          90,116               82,183
Other liabilities                                        2,017                2,182
------------------------------------------------------------------------------------
   Total Liabilities                                   296,991              286,696
------------------------------------------------------------------------------------


Common stock, $.01 par Value; 7,250,000 shares
 authorized;  2,645,000 shares issued                       26                   26
Additional paid-in-capital                              40,453               40,452
Accumulated other comprehensive income                  (2,220)              (2,157)
Unearned employee stock ownership plan shares             (930)              (1,071)
Unearned management recognition plan shares               (175)                (200)
Treasury stock;  677,636 and 608,136 shares
 at cost respectively                                  (15,268)             (14,121)
Retained earnings                                       19,913               20,060
------------------------------------------------------------------------------------
   Total Shareholders' Equity                           41,799               42,989
------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity            $338,790            $ 329,685
====================================================================================



See Notes to Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                       For the Quarter Ended
                                                               March 31,
(Dollars in thousands except per share amounts)            2000      1999
----------------------------------------------------------------------------
Interest and dividend income:
  Loans, including fees                                  $ 5,599   $ 4,621
  Securities                                                 850       982
  Interest-bearing deposits and overnight funds               33       121
  Other interest and dividend income                         129       120
----------------------------------------------------------------------------
      Total Interest and Dividend Income                   6,611     5,844

Interest Expense:
  Deposits                                                 2,469     2,369
  Borrowed funds                                           1,720     1,038
----------------------------------------------------------------------------
      Total Interest Expense                               4,189     3,407


Net Interest Income                                        2,422     2,437
Provision for loan losses                                     84        32

Net interest income after provision for loan losses        2,338     2,405

Gain/(Loss) on sale of loans and other assets                  1        79

Other noninterest income                                     298       278

Other noninterest expense                                 (2,006)   (2,052)

Income before income taxes                                   631       710

Income tax expense                                           226       259
----------------------------------------------------------------------------
Net Income                                               $   405     $ 451
============================================================================
Earnings per common share:
  Basic                                                  $  0.22    $ 0.22
  Diluted                                                $  0.22    $ 0.22
  Dividends per common share                             $  0.25    $ 0.25
============================================================================

See Notes to Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)


                                                       For the Quarter Ended
                                                             March 31,
(Dollars in thousands)                                     2000      1999
------------------------------------------------------------------------------
Net income                                               $   405   $   451

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available
 for sale arising during this period                         (63)     (387)


Reclassification adjustment for amounts realized
 on securities sales included in net income                    -         -
------------------------------------------------------------------------------

     Total other comprehensive income (loss)                 (63)     (387)
------------------------------------------------------------------------------
Comprehensive income                                     $   342   $    64
==============================================================================

See Notes to Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       For the quarter ended
                                                             March 31,
(Dollars in thousands)                                    2000        1999
------------------------------------------------------------------------------
Cash flows from operating activities                    $  (162)    $ 1,398
------------------------------------------------------------------------------
Cash flows from investing activities:
  Loans:
    Net (increase) decrease in loans                    (12,188)     18,044
    Purchases of loans                                        -     (21,101)
    Proceeds from sale of loans                               -       1,344
  Securities available for sale:
    Maturities and principal payments                       961       7,359
Premises and equipment expenditures                        (473)        (16)
Proceeds from sale of premises and equipment                  9           6
------------------------------------------------------------------------------
          Net cash provided (used) by
           investing activities                         (11,691)      5,636
------------------------------------------------------------------------------

Cash flows from financing activities:
Net change in deposits                                    2,527       5,435
Net decrease in advances from borrowers for
 taxes and insurance                                       (313)       (314)
Purchase of treasury stock                               (1,147)     (1,200)
Cash dividends paid                                        (469)       (529)
Proceeds from exercise of stock options                       -          63
Proceeds from FHLB advances                              23,135       7,100
Repayments on FHLB advances                             (15,202)    (21,338)
------------------------------------------------------------------------------
          Net cash provided (used) by
           financing activities                           8,531     (10,783)
------------------------------------------------------------------------------

Net change in cash and cash equivalents                  (3,322)     (3,749)

Cash and cash equivalents at beginning of year            9,614      13,854
------------------------------------------------------------------------------

Cash and cash equivalents at end of year                $ 6,292     $10,105
==============================================================================

Supplemental disclosures of cash flow information
  Cash paid during the year for
    Interest                                            $ 4,072     $ 3,421
    Income taxes                                              -           -
  Noncash activities
    Transfer of loans held for sale
     to portfolio loans                                     217           -


See Notes to Consolidated Financial Statements.

                       WESTERN OHIO FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements

Principles of consolidation:
---------------------------
The financial statements include Western Ohio Financial Corporation (the "Company") and its wholly owned subsidiary Cornerstone Bank ("Cornerstone"). The financial statements of Cornerstone include the accounts of its wholly owned subsidiaries, CornerstoneBanc Financial Services, Inc. ("CFSI") and West Central Financial Services, Inc. ("WCFS").

Basis of presentation:
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1999. The financial data and results of operations for interim periods presented may not necessarily reflect the results to be anticipated for the entire year. Internal financial information is primarily reported and aggregated solely in the line of the business banking.

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

Income tax expense is the total of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts an tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Income tax expense is based on the effective rate expected to be applicable for the entire year.

Earnings per common and common equivalent share:
-----------------------------------------------
Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Employee stock option plan shares are considered outstanding for the calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Management recognition plan shares are considered outstanding as they become vested. The basic weighted average number of common shares outstanding during the three month period ended March 31, 2000 and March 31, 1999 were 1,879,960 and 2,015,122 respectively. The diluted weighted average number of common shares giving effect to stock options and MRP shares during the three month period ended March 31, 2000 and March 31, 1999 were 1,881,269 and 2,039,263, respectively.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discusses the financial condition of the Company as of March 31, 2000 as compared to December 31, 1999, and the results of operations for the three months ended March 31, 2000, compared with the same period in 1999. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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


FINANCIAL CONDITION
-------------------
Consolidated assets of the Company totaled $338.8 million at March 31, 2000, an increase of $9.1 million from the December 31, 1999, total of $329.7 million. The primary increase in assets is a result of an increase of $12.3 million in net loans receivable. Funds for the loan growth were primarily obtained through Federal Home Loan Bank borrowings and a reduction in cash and cash equivalents.

Net loans increased $12.3 million, or 4.8% during the three months ended March 31, 2000, increasing from $254.7 million in December 31, 1999 to $267.0 million on March 31, 2000. This increase is the net result of the Company originating and holding new mortgage and commercial loans of approximately $24.5 million during the period.

Cash and cash equivalents decreased by $3.3 million to $6.3 million on March 31, 2000, from $9.6 million on December 31, 1999. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions. The decrease was primarily the result of reducing excess funds maintained over year end as a year 2000 contingency.

Securities available for sale decreased $1.1 million from $50.4 million at December 31, 1999, to $49.3 million on March 31, 2000. The decline was due to principal repayments on existing mortgage-backed securities available for sale.

Deposits at March 31, 2000 totaled $204.9 million, an increase of $2.6 million, or 1.3% from $202.3 million at December 31, 1999. This increase is basically due to the Company's aggressive attempt to increase deposits, especially in the checking accounts.

FHLB advances at March 31, 2000 totaled $90.1 million, an increase of $7.9 million or 9.6% from $82.2 million at December 31, 1999. The majority of borrowed funds are invested in loans to leverage the Company's excess capital and to provide liquidity for future loan growth. The increase from December 31, 1999 provided funding for the loan growth.

Total shareholders' equity decreased $1.2 million from $43.0 million at December 31, 1999, to $41.8 million at March 31, 1999. This decrease is primarily due to the Company purchasing approximately $1.2 million of its common stock during the first quarter of 2000.

As of March 31, 2000, the Company had commitments to make $3.1 million of residential loans. It is expected that these loans will be funded within 30 days. The Company also had $5.5 million in commitments to fund loans on residential properties under construction. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $2.6 million and unused home equity lines of credit were $11.2 million. Commitments to originate nonmortgage loans total $0.3 million.

Capital Resources and liquidity
-------------------------------

Office of Thrift Supervision ("OTS") regulations presently require Cornerstone Bank to maintain an average daily balance of investments in U.S. Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, of which may be changed from time to tome by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Bank may rely, if necessary, to fund deposit withdrawals or other short term funding needs. At March 31, 2000, the Bank's regulatory liquidity was 19.1%. At such date, the Bank had commitments to originate fixed rate loans totaling $3.1 million. The Bank had no commitments to purchase or sell loans. The Bank considers it is liquidity and capital reserves sufficient to meet its outstanding short and long-term needs.

The Bank is required by regulations to meet certain minimum capital requirements, which must be generally as stringent as standards established for commercial banks. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 4.0% of adjusted total assets, except for institutions with the highest examination rating and acceptable levels of risk, and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk).

The following table summarizes the Bank's regulatory capital requirements and actual capital at March 31, 2000.

                             Actual                  Required                      Excess
                       -----------------        -------------------        --------------------
Tangible Capital       $40.5       11.9%        $5.1           1.5%        $35.4          10.4%

Core Capital           $40.5       11.9%        $13.6          4.0%        $26.9           7.9%

Risk-Based Capital     $41.7       19.1%        $17.5          8.0%        $24.2          11.1%


Results of Operations
---------------------

Net Income
----------
For the three months ended March 31, 2000, net income was $405,000 a decrease of $46,000 compared to $451,000 for the three months ended March 31, 1999. This was due primarily to a decrease in gains on the sale of loans and an increase in the loan loss provision.

Interest Income
---------------
For the three months ended March 31, 2000, interest income of $6.6 million, increased by $767,000 compared to the three months ended March 31, 1999 of $5.8 million. Interest and fees on loans increased by $978,000 for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. This increase was due to an overall increase in the interest rate environment and a higher volume of loans over comparable periods. Interest and dividends on securities available for sale decreased $132,000 during the three months ended March 31, 2000, over the three months ended March 31, 1999 due to principal payments on securities available for sale. Interest on overnight fed funds decreased $88,000 due to a lower volume of fed funds.

Interest Expense
----------------
Interest expense increased by $782,000, from $3.4 million for the three months ended March 31, 1999, compared to $4.2 million for the three months ended March 31, 2000. The increase was primarily due to an increase in FHLB advances to fund loan growth. The interest on borrowings increased by $683,000 from $1.0 million for the three months ended March 31, 1999, to $1.7 million for the three months ended March 31, 2000. These borrowings are both fixed and adjustable rate in nature.

Net Interest Income
-------------------
Net interest income decreased by $15,000 to $2.4 million for the three months ended March 31, 2000, as compared to $2.4 million for the three months ended March 31, 1999. This decrease is due to interest expense increasing slightly faster than the repricing of interest-earning assets and the resulting increase in interest income.

Provision for loan losses
-------------------------
The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses, any specific losses applied to that allowance and changes in the volume and mix of the loan portfolio. There was a $84,000 additional provision for loan losses during the three months ended March 31, 2000 compared to $32,000 for the three months ended March 31, 1999.

Gain on sale of loans
---------------------
Gain on sale of loans was $1,000 for the three months ended March 31, 2000 compared to $79,000 for the same period in 1999. The decrease is primarily due the rise in interest rates reducing the volume of loans originated for sale in the secondary market.

Other Income
------------
Other income increased $20,000 for the three months ended March 31, 2000, to $298,000 from $278,000 for the three months ended March 31, 1999. This increase is due to service fees, overdraft fees, and ATM surcharge fees generated by the increase in Cornerstone's checking account programs. Other income consists of branch fees, loan fees and checking account fees.

Other Expense
-------------
Total other expense decreased by $46,000, from $2.1 million for the three month period ended March 31, 1999, compared to $2.0 million for the three month period ended March 31, 2000. This is primarily due to a reduction in FDIC insurance expense and state franchise taxes. These decreases were partially offset by additional expenses incurred during the three month period ended March 31, 2000 associated with the Company's conversion to a new in-house data processing system. Other expenses include compensation and benefits, occupancy, marketing, office operations, and other professional services.

Income Tax Expense
------------------
The volatility of income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense decreased $33,000 from $259,000 for the three months ended March 31, 1999 to $226,000 for the period ended March 31, 2000, as a result of the lower income before taxes.

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

NPV is generally considered to be the present value of the difference between expected incoming cash flows on interest-earning and other assets and expected outgoing cash flows on interest-bearing and other liabilities. The application attempts to quantify interest rate risk as the change in the NPV which would result from a theoretical 200 basis point (1 basis point equals .01%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. Based on internal analysis, management believes Cornerstone's interest rate risk sensitivity did not materially change between December 31, 1999 and March 31, 2000; however, the increase in interest rates continues to increase the Bank's overall interest rate sensitivity.

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

                            PART II-OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------
          None

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          The annual meeting of shareholders was held on April 27, 2000. Two items were presented to shareholders for consideration and action:

          1) The re-election of two directors John E. Field and William N. Scarff of the Corporation for terms expiring in 2003. Both directors were re-elected receiving 1,576,647 votes and receiving 1,575,109 votes for re-election. The remaining directors continuing after the meeting are: David L. Dillahunt, John W. Raisbeck, Howard V. Dodds, Aristides G. Gianakopoulos and Jeffrey
               L. Levine.

          2) The ratification of Crowe, Chizek and Company L.L.P. as auditors for the Corporation for the fiscal year ending December 31, 2000. The appointment of auditors was ratified with votes cast for 1,584,354 and 22,056 against.


Item 5.   Other Information
          -----------------
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          a)    Exhibits-Exhibit 27-Financial Data Schedule
          b)    Reports on Form 8-K-None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WESTERN OHIO FINANCIAL CORPORATION
                               Registrant


Date:  May 12, 2000            /s/ John W. Raisbeck
                               ------------------------------------------
                               John W. Raisbeck, President
                                and Chief Executive Officer
                                (Duly Authorized Officer)

Date:  May 12, 2000            /s/ Craig F. Fortin
                               -------------------------------------------
                               Craig F. Fortin, Senior Vice President,
                                Treasurer and Chief Financial Officer
                               (Principal Financial and Accounting Officer)