Form 10-Q
period 2000-06-30
WESTERN OHIO FINANCIAL CORP
filed 2000-08-11
CIK 920769

.
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 2000

Commission File Number 0-24120

                       WESTERN OHIO FINANCIAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      31-1403116
           --------                                      ----------
(State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                         Identification No.)

                28 East Main Street, Springfield, Ohio 45501-0509
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes          X       No
          ------         ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class:                            Outstanding at August 8, 2000
Common stock, $.01 par value                   1,912,064  common shares

                       WESTERN OHIO FINANCIAL CORPORATION


                                      INDEX








                                                                           Page
PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Condensed Financial Statements

      Consolidated Statements of Financial Condition...................      3

      Consolidated Statements of Income................................      4

      Consolidated Statements of Comprehensive Income..................      5

      Consolidated Statements of Cash Flows............................      6

      Notes to Condensed Consolidated Financial Statements ............      7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............     11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.....     16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................    17

Item 2.  Changes in Securities and Use of Proceeds......................    17

Item 3.  Defaults Upon Senior Securities................................    17

Item 4.  Submission of Matters to a Vote of Security Holders............    17

Item 5.  Other Information..............................................    17

Item 6.  Exhibits and Reports on Form 8-K...............................    17

SIGNATURES ............................................................     18

                       WESTERN OHIO FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

--------------------------------------------------------------------------------
(Amounts in thousands)

                                                                                          June 30,      December 31,
                                                                                            2000            1999
ASSETS
     Cash and cash equivalents                                                        $      6,502     $      9,614
     Securities available for sale                                                          48,097           50,366
     Federal Home Loan Bank stock                                                            7,720            7,451
     Loans, net                                                                            279,446          254,654
     Loans held for sale                                                                         -              217
     Premises and equipment, net                                                             3,977            3,475
     Other assets                                                                            4,230            3,908
                                                                                      ------------     ------------

              Total assets                                                            $    349,972     $    329,685
                                                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits                                                                         $    208,044     $    202,331
     Borrowed funds                                                                         98,303           82,183
     Other liabilities                                                                       1,748            2,182
                                                                                      ------------     ------------
         Total liabilities                                                                 308,095          286,696
                                                                                      ------------     ------------

Shareholders' equity
     Common stock, $.01 par value, 7,250,000 shares authorized,
       2,645,000 shares issued                                                                  26               26
     Additional paid-in capital                                                             40,449           40,452
     Accumulated other comprehensive income                                                 (2,025)          (2,157)
     Unearned employee stock ownership plan shares                                            (952)          (1,071)
     Unearned management recognition plan shares                                              (151)            (200)
     Treasury stock; 773,166 and 649,166 shares at cost, respectively                      (15,486)         (14,121)
     Retained earnings                                                                      20,016           20,060
                                                                                      ------------     ------------
         Total shareholders' equity                                                         41,877           42,989
                                                                                      ------------     ------------

              Total liabilities and shareholders' equity                              $    349,972     $    329,685
                                                                                      ============     ============


                                       3
--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                       WESTERN OHIO FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------


(Amounts in thousands, except per share data)                  Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                                    --------                       --------
                                                             2000           1999             2000           1999
                                                             ----           ----             ----           ----
Interest income
     Loans, including fees                                $     5,435    $     4,765    $    10,409     $     9,375
     Securities                                                   805            875          1,655           2,178
     Interest-bearing deposits                                     24             58             57             179
     Other interest and dividend income                           138            123            269             243
                                                          -----------    -----------    -----------     -----------
                                                                6,402          5,821         12,390          11,654
                                                          -----------    -----------    -----------     -----------

Interest expense
     Deposits                                                   2,574          2,425          5,043           4,793
     Borrowed funds                                             1,313            934          2,409           1,973
                                                          -----------    -----------    -----------     -----------
                                                                3,897          3,359          7,457           6,766
                                                          -----------    -----------    -----------     -----------

Net interest income                                             2,515          2,462          4,938           4,888

Provision for loan losses                                          84             75            168             107
                                                          -----------    -----------    -----------     -----------

Net interest income after provision for loan losses             2,431          2,387          4,770           4,781
                                                          -----------    -----------    -----------     -----------

Noninterest income
     Service charges                                              293            240            590             507
     Other noninterest income                                       8             81             10             190
                                                          -----------    -----------    -----------     -----------
                                                                  301            321            600             697
Noninterest expense
     Salaries and employee benefits                             1,012          1,039          2,033           2,043
     Occupancy and equipment                                      193            254            392             483
     FDIC insurance                                                13             29             23              69
     State Franchise taxes                                        130            156            259             313
     Other noninterest expense                                    632            618          1,280           1,221
                                                          -----------    -----------    -----------     -----------
                                                                1,980          2,096          3,987           4,129

Income before income tax                                          752            612          1,383           1,349

Income tax expense                                                267            212            493             498
                                                          -----------    -----------    -----------     -----------

Net income                                                $       485    $       400    $       890     $       851
                                                          ===========    ===========    ===========     ===========


Earnings per common share
     Basic                                                $     .26      $      .20     $      .48      $      .43
     Diluted                                              $     .26      $      .19     $      .48      $      .42

     Dividends per common share                           $     .25      $      .25     $      .50      $      .50


--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------
(Amounts in thousands)

                                                              Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                                    --------                       --------
                                                             2000           1999            2000            1999
                                                             ----           ----            ----            ----

Net income                                                $       485    $       400    $       890     $       851

Other comprehensive income (loss), net of tax:
     Unrealized gain (loss) on securities available
       for sale arising during the period                         195         (1,090)           132          (1,477)
     Reclassification adjustment for amounts
       realized on securities sales included
       in net income                                                -              -              -              _-
                                                          -----------    -----------    -----------     -----------

     Total other comprehensive income (loss)                      195         (1,090)           132          (1,477)
                                                          -----------    -----------    -----------     -----------

Comprehensive income                                      $       680    $      (690)   $     1,022     $      (626)
                                                          ===========    ===========    ===========     ===========


--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                             Six Months Ended
(Amount in thousands)                                                                            June 30,
                                                                                             2000          1999

Net cash from operating activities                                                      $       513     $     2,526

Cash flows from investing activities Loans:
         Loan originations, net of payments received                                        (12,791)         15,256
         Purchase of loans                                                                  (11,928)        (30,701)
         Proceeds from sale of loans                                                              -           1,344
     Securities available for sale:
         Maturities and principal payments                                                    2,418           9,224
     Premises and equipment expenditures                                                       (724)            (37)
     Proceeds from sale of premises and equipment                                                16               6
                                                                                        -----------     -----------
         Net cash from investing activities                                                 (23,009)         (4,908)
                                                                                        ------------    ------------

Cash flows from financing activities
     Net change in deposits                                                                   5,713           9,686
     Net decrease in advances from borrowers for taxes and insurance                           (118)           (442)
     Purchase of treasury stock                                                              (1,365)         (2,172)
     Cash dividends paid                                                                       (967)         (1,039)
     Proceeds from exercise of stock options                                                      -             111
     Proceeds from FHLB advances                                                             41,045          38,300
     Repayments on FHLB advances                                                            (24,924)        (46,578)
                                                                                        ------------    ------------
         Net cash from financing activities                                                  19,384          (2,134)
                                                                                        -----------     ------------

Net change in cash and cash equivalents                                                      (3,112)         (4,516)

Cash and cash equivalents at beginning of period                                              9,614          13,854
                                                                                        -----------     -----------

Cash and cash equivalents at end of period                                              $     6,502     $     9,338
                                                                                        ===========     ===========


Supplemental  disclosures of cash flow  information
     Cash paid during the period for:
         Interest                                                                       $     7,437     $     7,165
         Income taxes                                                                           535             260
     Noncash activities
         Transfer of loans held for sale to portfolio loans                                     217               -


--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                       WESTERN OHIO FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1999. The financial data and results of operations for interim periods presented may not necessarily reflect the results to be anticipated for the entire year. Internal financial information is primarily reported and aggregated solely in the line of the banking business.

Consolidation Policy: The financial statements include Western Ohio Financial Corporation (the "Company") and its wholly owned subsidiary Cornerstone Bank ("Cornerstone"). The financial statements of Cornerstone include the accounts of its wholly owned subsidiaries, CornerstoneBanc Financial Services, Inc. ("CFSI") and West Central Financial Services, Inc. ("WCFS").

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

Income Taxes: Income tax expense is the total of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Income tax expense is based on the effective rate expected to be applicable for the entire year.

Earnings Per Common Share: Basic earnings per common share are based on net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Ownership Plan ("ESOP") shares are considered to be outstanding for the calculation unless unearned. Management Recognition Plan ("MRP") shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options.


--------------------------------------------------------------------------------

                       WESTERN OHIO FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost and fair values of securities available for sale were as follows:


(Amounts in thousands)                                             Gross             Gross
                                              Amortized          Unrealized        Unrealized            Fair
                                                Cost                Gains             Loss               Value
June 30, 2000

     U.S. government agencies              $        10,000     $            -     $       (1,184)   $         8,816
     Mortgage-backed securities                     41,164                 25             (1,908)            39,281
                                           ---------------     --------------     --------------    ---------------

     Total                                 $        51,164     $           25     $       (3,092)   $        48,097
                                           ===============     ==============     ==============    ===============

December 31, 1999

     U.S. government agencies              $        10,000     $                  $       (1,225)   $         8,775
     Mortgage-backed securities                     43,635                 28             (2,072)            41,591
                                           ---------------     --------------     --------------    ---------------

         Total                             $        53,635     $           28     $       (3,297)   $        50,366
                                           ===============     ==============     ==============    ===============



There were no sales of securities during the three and six months ended June 30, 2000 or 1999.

NOTE 3 - LOANS

Loans were as follows:

(Amounts in thousands)                                                              June 30,          December 31,
                                                                                      2000                1999
     First mortgage loans secured by:
         One- to four- family residential                                       $       183,081    $        178,304
         Other properties                                                                60,586              52,572
         Construction properties                                                         11,377               6,923
                                                                                ---------------    ----------------
                                                                                        255,044             237,799
     Consumer and other loans
         Consumer                                                                         2,919               3,332
         Commercial                                                                      11,320               5,499
         Home equity                                                                     16,585              15,369
         Other                                                                                -                 157
                                                                                ---------------    ----------------
                                                                                         30,824              24,357

              Total loans                                                               285,868             262,156
     Less:
         Net deferred loan fees, premiums and discounts                                     (36)                (62)
         Loans in process                                                                (4,889)             (4,659)
         Allowance for loan losses                                                       (1,497)             (2,781)
                                                                                ---------------    ----------------

                                                                                $       279,446    $        254,654
                                                                                ===============    ================

--------------------------------------------------------------------------------

                       WESTERN OHIO FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses was as follows:

(Amount in thousands)                                     Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                          2000            1999             2000            1999
                                                          ----            ----             ----            ----

Beginning balance                                   $       2,830    $       3,160   $       2,781   $        3,200
Provision for loan losses                                      84               75             168              107
Recoveries                                                     23               12              47               27
Charge-offs                                                (1,440)            (442)         (1,499)            (529)
                                                    -------------    -------------   -------------   --------------

Ending balance                                      $       1,497    $       2,805   $       1,497   $        2,805
                                                    =============    =============   =============   ==============

Nonperforming loans were $2,082,000 and $2,755,000 at June 30, 2000 and December 31, 1999.



NOTE 4 - EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation were as follows:

(Amounts in thousands, except per share data)

                                                     Three Months Ended                   Six Months Ended
                                                           June 30,                           June 30,
                                                        2000            1999            2000              1999
                                                        ----            ----            ----              ----
Basic earnings per common share
     Net income                                    $         485   $          400   $          890   $          851
                                                   =============   ==============   ==============   ==============

     Weighted average common shares
       outstanding                                         1,916            2,043            1,935            2,076
     Less:  Average unallocated ESOP
       shares                                                (63)             (74)             (64)             (76)
     Less:  Average nonvested RRP shares                      (6)             (14)              (7)             (15)
                                                   -------------   --------------   --------------   --------------

     Average shares                                        1,847            1,955            1,864            1,985
                                                   =============   ==============   ==============   ==============

     Basic earnings per common share               $         .26    $         .20   $          .48   $         .43
                                                   =============    =============   ==============   =============

--------------------------------------------------------------------------------

                       WESTERN OHIO FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 4 - EARNINGS PER COMMON SHARE (Continued)

                                                     Three Months Ended                   Six Months Ended
                                                           June 30,                           June 30,
                                                        2000            1999            2000              1999
                                                        ----            ----            ----              ----

Diluted earnings per common share
     Net income                                    $         485   $          400   $          890   $          851
                                                   =============   ==============   ==============   ==============
     Weighted average common shares
       outstanding for basic earnings per
       common shares                                       1,847            1,955            1,864            1,985
     Add:  Dilutive effects of average
       nonvested RRP shares                                    -                7                -                6
     Add:  Dilutive effects of stock options                   3               22                4               16
                                                   -------------   --------------   --------------   --------------

     Average shares and dilutive potential
       common shares                                       1,850            1,984            1,868            2,007
                                                   =============   ==============   ==============   ==============

     Diluted earnings per common share             $         .26   $         .19    $          .48   $         .42
                                                   =============   =============    ==============   ==============



Stock options for 181,590 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2000 as they were antidilutive.

NOTE 5 - STOCK OPTION PLANS

The following is a summary of activity in the stock option and incentive plan:

                                                                                    Stock Options
                                                           --------------------------------------------------
                                                           Options                          Weighted Average
                                                          Available           Options           Exercise
                                                          for Grant         Outstanding           Price
                                                          ---------         -----------      ----------------

     December 31, 1999                                     208,837           194,041            $ 19.60

     Granted                                               (52,605)           52,605               14.75
     Forfeited                                               5,300            (5,300)              18.50
     Exercised                                                   -                 -                   -
                                                      -------------     -------------      --------------

     June 30, 2000                                         161,532           241,346            $  18.56
                                                     =============      =============       =============

--------------------------------------------------------------------------------

                       WESTERN OHIO FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2000 as compared to December 31, 1999, and the results of operations for the three and six months ended June 30, 2000, compared with the same periods in 1999. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Forward-Looking Statements

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

Analysis of Financial Condition

Consolidated assets of the Company totaled $350.0 million at June 30, 2000, an increase of $20.3 million from the December 31, 1999, total of $329.7 million. The primary increase in assets is a result of an increase of $24.8 million in net loans receivable. Funds for the loan growth were primarily obtained through additional Federal Home Loan Bank borrowings of $16.1 million and a deposit increase of $5.7 million.

Net loans increased $24.7 million, or 9.7% during the six months ended June 30, 2000, increasing from $254.7 million in December 31, 1999 to $279.4 million on June 30, 2000. For the period, commercial loans increased $5.8 million to $11.3 million at June 30, 2000. Other real estate properties also increased $8.0 million from $52.6 million at December 31, 1999 to $60.6 million at June 30, 2000. These increases were the result of Cornerstone's effort to diversify its portfolio into more commercial type loans. Traditional one-to-four family residential mortgage loans increased $4.8 million to $183.1 at June 30, 2000 from $178.3 million at December 30, 1999. This increase includes the purchase of approximately $11.9 million adjustable rate mortgage loans.

--------------------------------------------------------------------------------

                       WESTERN OHIO FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Cash and cash equivalents decreased by $3.1 million to $6.5 million on June 30, 2000, from $9.6 million on December 31, 1999. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions. The decrease was primarily the result of reducing excess funds maintained over year-end as a year 2000 contingency.

Securities available for sale decreased $2.3 million from $50.4 million at December 31, 1999, to $48.1 million on June 30, 2000. The decline was due to principal repayments on existing mortgage-backed securities available for sale being used to fund loan growth.

Deposits at June 30, 2000 totaled $208.0 million, an increase of $5.7 million, or 2.8% from $202.3 million at December 31, 1999. The majority of the increase occurred in demand and NOW accounts where Cornerstone is attempting to grow its retail and commercial checking account relationships.

FHLB advances at June 30, 2000 totaled $98.3 million, an increase of $16.1 million or 19.6% from $82.2 million at December 31, 1999. The majority of borrowed funds are invested in loans to leverage the Company's excess capital and improve the Company's return on equity over time. Additionally, the Company used advances to better match estimated maturities of larger loan originations and purchases during the period. The new advances are both fixed and variable in nature.

Total shareholders' equity decreased $1.1 million from $43.0 million at December 31, 1999, to $41.9 million at June 30, 2000. This decrease is primarily due to the Company purchasing approximately $1.4 million of its common stock during the first half of 2000.


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


Results of Operations

Operating results of the Company are affected by general economic conditions, monetary and fiscal policies of federal agencies and policies of agencies regulating financial institutions. The Company's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by demand for real estate and other types of loans which, in turn, is affected by the interest rates at which such loans are made, general economic conditions and availability of funds for lending activities.

The Company's net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets, other income, noninterest expense and income taxes. The Company's net income of $485,000 and $890,000 for the three and six months ended June 30, 2000, represented increases of $85,000 and $39,000 when compared to the same periods in 1999. Basic earnings per share increased $.06 and $.05 per share from $.20 and $.43 per for 1999 to $.26 and $.48 per share for 2000.

--------------------------------------------------------------------------------

                       WESTERN OHIO FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Net interest income is the largest component of the Company's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $2,515,000 and $4,938,000 for the three and six months ended June 30, 2000, compared to $2,462,000 and $4,888,000 for the same periods in 1999. The Company remains liability sensitive whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Company's net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of rising interest rates as is currently being experienced. Accordingly, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits. Due to this negative gap position, the rise in interest rates may not have such an immediate impact on interest-earning assets. This lag could negatively affect net interest income in future periods

Interest and fees on loans totaled $5,435,000 and $10,409,000 for the three and six months ended June 30, 2000 compared to $4,765,000 and $9,375,000 the three and six months ended June 30, 1999. The increases were due to the overall increase in the interest rate environment, higher average loan balances, and increased origination of commercial and commercial real estate loans.

Interest and dividends on securities totaled $805,000 and $1,655,000 for the three and six months ended June 30, 2000, and $875,000 and $2,178,000 for the three and six months ended June 30, 1999. The decrease was due to principal payments on securities and reinvestment of funds in higher yielding loans.

Interest on deposits totaled $2,579,000 and $5,048,000 for the three and six months ended June 30, 2000 and $2,425,000 and $4,793,000 for the three and six months ended June 30, 1999. This increase was due to the overall increase in interest rates resulting in a higher cost to attract and retain both certificates of deposit and money market accounts.

Interest on FHLB advances was $1,313,000 and $2,409,000 for the three and six months ended June 30, 2000 compared to $934,000 and $1,973,000 for the three and six months ended June 30, 1999. The increase is due an increase borrowing from the FHLB to fund loan growth and higher rates on advances due to the overall increase in rates.

The  Company  maintains  an  allowance  for loan losses in an amount  which,  in management's judgement, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgement and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Company's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision for loan losses totaled $84,000 and $168,000 for the three and six months ended June 30, 2000, compared to $75,000 and $107,000 for the three and six months ended June 30, 1999.

Loan charge-offs were $1,440,000 and $1,499,000 for the three and six months ended June 30, 2000 compared to $442,000 and $529,000 for the same periods in 1999. During the three months ended June 30, 2000, the Company resolved two large problem loans and charged-off portions of two other problem loan

--------------------------------------------------------------------------------

                       WESTERN OHIO FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
relationships. These loans were previously identified and reported as impaired and specific loan loss reserves had been established for them. The two resolved loans included principal repayments of $366,000 and principal losses of $233,000 against which $209,000 of specific reserves had been established. Based on a lack of current progress in resolving the other two problem loans as well as improved reporting capabilities of the new data processing system installed in March 2000, management charged-off approximately $1,115,000 of loan principal against the allowance. Specific reserves of approximately the same amount had previously been established. The Company continues to actively pursue collection of these two relationships.

Noninterest income totaled $301,000 and $600,000 for the three and six months ended June 30, 2000 compared to $321,000 and $697,000 for the same periods in 1999. The decrease is primarily due to the rise in interest rates which reduced the volume of loans originated for sale in the secondary market and a gain last year on the sale of loan servicing.

Noninterest expense totaled $1,980,000 and $3,987,000 for the three and six months ended June 30, 2000 compared to $2,096,000 and $4,129,000 for the same periods in 1999. Noninterest expense is comprised of employee compensation and benefits, occupancy, deposit insurance premiums, state franchise taxes and miscellaneous other expenses. No individual component had a significant change from the same period in 1999.

The change in income tax is primarily attributable to the change in income before income taxes. Income tax expense totaled $267,000 and $493,000, or an effective rate of 35.6%, for the three and six months ended June 30, 2000, compared to $212,000 and $498,000, or an effective rate of 34.6% and 36.9%, for the three and six months ended June 30, 1999.


Liquidity

Office of Thrift Supervision ("OTS") regulations presently require Cornerstone Bank to maintain an average daily balance of investments in U.S. Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of Cornerstone's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which Cornerstone may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At June 30, 2000 Cornerstone's regulatory liquidity was 17.31%. At such date, Cornerstone had commitments to originate fixed rate loans totaling $3.1 million. In addition, Cornerstone had $5.5 million in commitments to fund loans on residential properties under construction. Unused commercial lines of credit were $2.6 million and unused home equity lines of credit were $11.2 million. Cornerstone had no commitments to purchase or sell loans. Cornerstone considers it's liquidity and capital reserves sufficient to meet its outstanding short and long-term needs.


Capital Resources

Cornerstone is required by regulations to meet certain minimum capital requirements, which must be generally as stringent as standards established for commercial banks. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Cornerstone, consists solely
--------------------------------------------------------------------------------

                       WESTERN OHIO FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
of tangible capital) of 4.0% of adjusted total assets, except for institutions with the highest examination rating and acceptable levels of risk, and risk-based capital (which for Cornerstone, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk).

The following table summarizes Cornerstone's regulatory capital requirements and actual capital at June 30, 2000.


                                                                                 Excess of actual
                                                                               capital over current
                               Actual capital          Current requirement          requirement          Applicable
                          ----------------------       -------------------     ---------------------
(Dollars in thousands)     Amount      Percent         Amount      Percent      Amount     Percent     Asset Total
                           ------      -------         ------      -------      ------     -------     -----------
Tangible capital           $ 41,033     11.65%         $ 5,283        1.5%      $35,750     10.15%       $352,190
Core capital                 41,033     11.65           14,088        3.0        26,945      8.65         350,190
Risk-based capital           42,290     18.33           18,454        8.0        23,836     10.33         230,669



--------------------------------------------------------------------------------

                       WESTERN OHIO FINANCIAL CORPORATION
                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK
--------------------------------------------------------------------------------


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2000, from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


--------------------------------------------------------------------------------

                       WESTERN OHIO FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


Item 1 -       Legal Proceedings
               -----------------
               None

Item 2 -       Changes in Securities and Use of Proceeds
               -----------------------------------------
               None

Item 3 -       Defaults Upon Senior Securities
               -------------------------------
               None

Item 4 -       Submission of Matters to a Vote of Security Holders
               --------------------------------------------------
               The annual meeting of shareholders was held on April 27, 2000. Two items were presented to shareholders for consideration and action:

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

Item 5 -       Other Information
               ------------------
               None

Item 6 -       Exhibits and Reports on Form 8-K
               --------------------------------
               (a)      Exhibits

               Exhibit Number            Description
               --------------            -----------
               27.0                      Financial Data Schedule

               (b) No current reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.


--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WESTERN OHIO FINANCIAL CORPORATION
                                  ----------------------------------
                                  (Registrant)



Date:                          /s/
     -------------------      ------------------------------------------------
                               President and Chief Executive Officer
                               (Principal Executive Officer)


Date:                        /s/
     -------------------     --------------------------------------------------
                              Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)


--------------------------------------------------------------------------------