Form 10-Q
period 2000-09-30
WESTERN OHIO FINANCIAL CORP
filed 2000-11-14
CIK 920769

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

____________________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2000

Commission File Number  0-24120

WESTERN OHIO FINANCIAL CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	31-1403116
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

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

Yes     X       No

Indiate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: Common stock, $.01 par value	Outstanding at October 23, 2000 1,813,960 common shares

NEXT PAGE

2.

NEXT PAGE

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Amounts in thousands)

	September 30, 2000	December 31, 1999
ASSETS
Cash and cash equivalents	$ 4,508	$ 9,614
Securities available for sale	48,366	50,366
Federal Home Loan Bank stock	7,865	7,451
Loans, net	276,158	254,654
Loans held for sale	-	217
Premises and equipment, net	4,022	3,475
Other assets	4,120	3,908
Total assets	$ 345,039	$ 329,685
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$ 207,163	$ 202,331
Borrowed funds	94,282	82,183
Other liabilities	2,013	2,182
Total liabilities	303,458	286,696
Shareholders' equity
Common stock, $.01 par value, 7,250,000 shares authorized, 2,645,000 shares issued	26	26
Additional paid-in capital	40,449	40,452
Accumulated other comprehensive income (loss)	(1,666)	(2,157)
Unearned employee stock ownership plan shares	(893)	(1,071)
Unearned management recognition plan shares	(126)	(200)
Treasury stock; 778,966 and 649,166 shares at cost, respectively	(16,253)	(14,121)
Retained earnings	20,044	20,060
Total shareholders' equity	41,581	42,989
Total liabilities and shareholders' equity	$ 345,039	$ 329,685

See accompanying notes to condensed consolidated financial statements.

3.

NEXT PAGE

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Interest income
Loans, including fees	$ 5,584	$ 4,816	$ 15,993	$ 14,190
Securities	809	867	2,464	2,724
Interest-bearing deposits	14	36	71	215
Other interest and dividend income	145	130	414	375
	6,552	5,849	18,942	17,504
Interest expense
Deposits	2,698	2,424	7,742	7,217
Borrowed funds	1,438	969	3,847	2,941
	4,136	3,393	11,589	10,158
Net interest income	2,416	2,456	7,353	7,346
Provision for loan losses	84	74	252	182
Net interest income after provision for loan losses	2,332	2,382	7,101	7,164
Noninterest income
Service charges	267	284	857	790
Other noninterest income	85	(10)	95	179
	352	274	952	969
Noninterest expense
Salaries and employee benefits	981	1,013	3,013	3,056
Occupancy and equipment	208	214	600	650
FDIC insurance	11	29	34	98
State Franchise taxes	129	154	388	467
Professional services	81	99	254	374
Advertising	116	103	289	247
Data processing	187	215	627	639
Other noninterest expense	211	221	706	645
	1,924	2,048	5,911	6,176
Income before income tax	760	608	2,142	1,957
Income tax expense	271	229	764	727
Net income	$ 489	$ 379	$ 1,378	$ 1,230
Earnings per common share
Basic	$ .27	$ .19	$ .75	$ .62
Diluted	$ .27	$ .19	$ .74	$ .62
Dividends per common share	$ .25	$ .25	$ .75	$ .75

See accompanying notes to condensed consolidated financial statements.
4.
NEXT PAGE

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net income	$ 489	$ 379	$ 1,378	$ 1,230
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale arising during the period	359	(216)	491	(1,693)
Reclassification adjustment for amounts realized on securities sales included in net income	-	-	-	-
Total other comprehensive income (loss)	359	(216)	491	(1,693)
Comprehensive income (loss)	$ 848	$ 163	$ 1,869	$ (463)

See accompanying notes to condensed consolidated financial statements.

5.

NEXT PAGE

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
(Amount in thousands)	2000	1999
Net cash from operating activities	$ 1,572	$ 3,482
Cash flows from investing activities
Loans:
Loan originations, net of payments received	(10,613)	19,592
Purchase of loans	(11,928)	(39,694)
Proceeds from sale of loans	1,092	1,344
Securities available for sale:
Maturities and principal payments	3,784	10,613
Purchase of securities	(1,118)
Premises and equipment expenditures	(941)	(812)
Proceeds from sale of premises and equipment	29	524
Proceeds from sales of real estated owned		56
Net cash from investing activities	(19,695)	(8,377)
Cash flows from financing activities
Net change in deposits	4,832	7,982
Net decrease in advances from borrowers for taxes and insurance	(338)	(529)
Purchase of treasury stock	(2,132)	(2,172)
Cash dividends paid	(1,444)	(1,549)
Proceeds from exercise of stock options	-	132
Proceeds from FHLB advances	51,895	64,375
Repayments on FHLB advances	(39,796)	(70,058)
Net cash from financing activities	13,017	(1,819)
Net change in cash and cash equivalents	(5,106)	(6,714)
Cash and cash equivalents at beginning of period	9,614	13,854
Cash and cash equivalents at end of period	$ 4,508	$ 7,140
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ 11,463	$ 9,901
Income taxes	640	310
Noncash activities
Transfer of loans held for sale to portfolio loans	217	-

See accompanying notes to condensed consolidated financial statements.

6.

NEXT PAGE

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

7.

NEXT PAGE

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SECURITIES
The amortized cost and fair values of securities available for sale were as follows:
(Amounts in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
September 30, 2000
U.S. government agencies	$ 10,000	$ -	$ (1,100)	$ 8,900
Mortgage-backed securities	40,891	22	(1,447)	39,466
Total	$ 50,891	$ 22	$ (2,547)	$ 48,366
December 31, 1999
U.S. government agencies	$ 10,000	$	$ (1,225)	$ 8,775
Mortgage-backed securities	43,635	28	2,072)	41,591
Total	$ 53,635	$ 28	$ (3,297)	$ 50,366
There were no sales of securities during the three and nine months ended September 30, 2000 or 1999.

NOTE 3 - LOANS
Loans were as follows:
(Amounts in thousands)
	September 30, 2000	December 31, 1999
First mortgage loans secured by:
One- to four- family residential	$ 179,610	$ 178,304
Other properties	60,451	52,572
Construction properties	11,704	6,923
	251,765	237,799
Consumer and other loans
Consumer	1,697	3,332
Commercial	11,762	5,499
Home equity	17,062	15,369
Other	-	157
	30,521	24,357
Total loans	282,286	262,156
Less:
Net deferred loan fees, premiums and discounts	(80)	(62)
Loans in process	(4,491)	(4,659)
Allowance for loan losses	(1,557)	(2,781)
	$ 276,158	$ 254,654

8.

NEXT PAGE

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - LOANS (Continued)
Activity in the allowance for loan losses was as follows:
(Amount in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Beginning balance	$ 1,497	$ 2,805	$ 2,781	$ 3,200
Provision for loan losses	84	74	252	182
Recoveries	52	16	99	42
Charge-offs	(76)	(84)	(1,575)	(613)
Ending balance	$ 1,557	$ 2,811	$ 1,557	$ 2,811

Nonperforming loans were $3,030,271 and $2,755,000 at September 30, 2000 and December 31, 1999.

NOTE 4 - DEPOSITS
Deposits were as follows:
(Amounts in thousands)
	September 30, 2000	December 31, 1999
Checking - Noninterest bearing	$ 7,243	$ 5,578
Checking - Intererst bearing	10,244	7,951
Money market accounts	45,447	49,149
Passbook and savings accounts	11,027	12,065
Certificates of deposit	133,202	127,588
	$ 207,163	$ 202,331

NOTE 5 - EARNINGS PER COMMON SHARE
The factors used in the earnings per share computation were as follows:
(Amounts in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Basic earnings per common share
Net income	$ 489	$ 379	$ 1,378	$ 1,230
Weighted average common shares outstanding	1,922	2,075	1,958	2,102
Less: Average unallocated ESOP shares	(60)	(71)	(63)	(74)
Less: Average nonvested RRP shares	(47)	(52)	(48)	(54)
Average shares	1,815	1,952	1,847	1,974
Basic earnings per common share	$ .27	$ .19	$ .75	$ .62

9.

NEXT PAGE

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - EARNINGS PER COMMON SHARE (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Diluted earnings per common share
Net income	$ 489	$ 379	$ 1,378	$ 1,230
Weighted average common shares outstanding for basic earnings per common shares	1,815	1,952	1,847	1,974
Add: Dilutive effects of average nonvested RRP shares	-	4	-	6
Add: Dilutive effects of stock options	3	14	3	18
Average shares and dilutive potential common shares	1,818	1,970	1,850	1,998
Diluted earnings per common share	$ .27	$ .19	$ .74	$ .62

Stock options covering 181,590 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2000 as they were antidilutive.

NOTE 6 - STOCK OPTION PLANS

The following is a summary of activity in the stock option and incentive plan:

	Stock Options
	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
December 31, 1999	208,837	194,041	$ 19.60
Granted	(52,605)	52,605	14.75
Forfeited	5,300	(5,300)	18.50
Exercised	-	-	-
September 30, 2000	161,532	241,346	$ 18.56

10.

NEXT PAGE

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations

The following discusses the financial condition of the Company as of September 30, 2000 as compared to December 31, 1999, and the results of operations for the three and nine months ended September 30, 2000, compared with the same periods in 1999. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Analysis of Financial Condition

Consolidated assets of the Company totaled $345.0 million at September 30, 2000, an increase of $15.3 million from the December 31, 1999, total of $329.7 million. The primary increase in assets is a result of an increase of $21.5 million in net loans receivable. Funds for the loan growth were primarily obtained through additional Federal Home Loan Bank borrowings of $12.1 million and a deposit increase of $4.8 million.

Net loans increased $21.5 million, or 8.4% during the nine months ended September 30, 2000, increasing from $254.7 million in December 31, 1999 to $276.2 million on September 30, 2000. For the period, commercial loans increased $6.3 million to $11.8 million at September 30, 2000. Other real estate properties also increased $7.9 million from $52.6 million at December 31, 1999 to $60.5 million at September 30, 2000. These increases were the result of Cornerstone's effort to diversify its portfolio into more commercial type loans. Traditional one-to-four family residential mortgage loans increased $1.3 million to $179.6 at September 30, 2000 from $178.3 million at December 30, 1999. This increase includes the purchase of approximately $11.9 million adjustable rate mortgage loans.

11.

NEXT PAGE

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and cash equivalents decreased by $5.1 million to $4.5 million on September 30, 2000, from $9.6 million on December 31, 1999. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions. The decrease was primarily the result of reducing excess funds maintained over year-end as a year 2000 contingency.

Securities available for sale decreased $2.0 million from $50.4 million at December 31, 1999, to $48.4 million on September 30, 2000. The decline was due to principal repayments on existing mortgage-backed securities available for sale being used to fund loan growth.

Deposits at September 30, 2000 totaled $207.2 million, an increase of $4.8 million, or 2.4% from $202.3 million at December 31, 1999. The increases occurred in demand and NOW accounts where Cornerstone is attempting to grow its retail and commercial checking account relationships and certificates of deposits where the Bank maintains competitive rates. Savings and money market accounts have decreased as depositors move to higher yielding accounts.

FHLB advances at September 30, 2000 totaled $94.3 million, an increase of $12.1 million or 14.7% from $82.2 million at December 31, 1999. The majority of borrowed funds are invested in loans to leverage the Company's excess capital and improve the Company's return on equity over time. Additionally, the Company used advances to better match estimated maturities of larger loan originations and purchases during the period. The new advances are both fixed and variable in nature.

Total shareholders' equity decreased $1.4 million from $43.0 million at December 31, 1999, to $41.6 million at September 30, 2000. This decrease is primarily due to the Company purchasing approximately $2.1 million, or 129,800 shares, of its common stock during the first nine months of 2000.

As of September 30, 2000, the Company had commitments to make $1.0 million of residential loans. It is expected that these loans will be funded within 30 days. The Company also had $4.5 million in commitments to fund loans on residential properties under construction. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $4.4 million and unused home equity lines of credit were $9.6 million. Commitments to originate nonmortgage loans total $0.3 million.

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

The Company's net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets, other income, noninterest expense and income taxes. The Company's net income of $489,000 and $1,378,000 for the three and nine months ended September 30, 2000, represented increases of $110,000 and $148,000 when compared to the same periods in 1999. Basic earnings per share increased $.08 and $.13 per share from $.19 and $.62 per for 1999 to $.27 and $.75 per share for 2000.

12.

NEXT PAGE

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income is the largest component of the Company's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $2,416,000 and $7,353,000 for the three and nine months ended September 30, 2000, compared to $2,456,000 and $7,346,000 for the same periods in 1999. The Company remains liability sensitive whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Company's net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of rising interest rates as is currently being experienced. Accordingly, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits. Since the Company's loans generally mature or reprice over longer time periods than its deposits, the rise in interest rates may not have such an immediate impact on interest-earning assets. This lag could negatively affect net interest income in future periods

Interest and fees on loans totaled $5,584,000 and $15,993,000 for the three and nine months ended September 30, 2000 compared to $4,816,000 and $14,190,000 the three and nine months ended September 30, 1999. The increases were due to the overall increase in the interest rate environment, higher average loan balances, and increased origination of commercial and commercial real estate loans.

Interest and dividends on securities totaled $809,000 and $2,464,000 for the three and nine months ended September 30, 2000, and $867,000 and $2,724,000 for the three and nine months ended September 30, 1999. The decrease was due to principal payments on securities and reinvestment of funds in higher yielding loans.

Interest on deposits totaled $2,698,000 and $7,742,000 for the three and nine months ended September 30, 2000 and $2,424,000 and $7,217,000 for the three and nine months ended September 30, 1999. This increase was due to the overall increase in interest rates resulting in a higher cost to attract and retain both certificates of deposit and money market accounts.

Interest on FHLB advances was $1,438,000 and $3,847,000 for the three and nine months ended September 30, 2000 compared to $969,000 and $2,941,000 for the three and nine months ended September 30, 1999. The increase is due to an increase in borrowings from the FHLB to fund loan growth and to higher rates on advances due to the overall increase in rates.

The Company maintains an allowance for loan losses in an amount which, in management's judgement, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgement and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Company's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision for loan losses totaled $84,000 and $252,000 for the three and nine months ended September 30, 2000, compared to $74,000 and $182,000 for the three and nine months ended September 30, 1999.

Loan charge-offs were $76,000 and $1,575,000 for the three and nine months ended September 30, 2000 compared to $84,000 and $613,000 for the same periods in 1999. During the nine months ended September 30, 2000, the Company resolved two large problem loans and charged-off portions of two other problem loan relationships. These loans were previously identified and reported as impaired and specific loan loss reserves had been established for them. The two resolved loans included principal

13.

NEXT PAGE

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

repayments of $366,000 and principal losses of $233,000 against which $209,000 of specific reserves had been established. Based on a lack of current progress in resolving the other two problem loans as well as improved reporting capabilities of the new data processing system installed in March 2000, management charged-off approximately $1,115,000 of loan principal against the allowance. Specific reserves of approximately the same amount had previously been established. The Company continues to actively pursue collection of these two relationships.

Noninterest income totaled $352,000 and $952,000 for the three and nine months ended September 30, 2000 compared to $274,000 and $969,000 for the same periods in 1999. The decrease is primarily due to the rise in interest rates which reduced the volume of loans originated for sale in the secondary market and a gain last year on the sale of loan servicing. Additionally during the three months ended September 30, 2000, the Bank sold its credit card portfolio for a one-time gain of $65,000 and will offer Visa and Mastercard on an agency basis only.

Noninterest expense totaled $1,924,000 and $5,911,000 for the three and nine months ended September 30, 2000 compared to $2,048,000 and $6,176,000 for the same periods in 1999. Noninterest expense is comprised of employee compensation and benefits, occupancy, deposit insurance premiums, state franchise taxes and miscellaneous other expenses. No individual component had a significant change from the same period in 1999.

The Company recently announced its intent to open a new full service branch office. This new office will be located in Centerville, Ohio and is expected to open during the first half of 2001. The branch opening will contribute to an increase in operating expenses.

The change in income tax is primarily attributable to the change in income before income taxes. Income tax expense totaled $271,000 and $764,000, or an effective rate of 35.7%, for the three and nine months ended September 30, 2000, compared to $229,000 and $727,000, or an effective rate of 37.7% and 37.1%, for the three and nine months ended September 30, 1999.

14.

NEXT PAGE

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

Office of Thrift Supervision ("OTS") regulations presently require Cornerstone Bank to maintain an average daily balance of investments in U.S. Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of Cornerstone's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which Cornerstone may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At September 30, 2000 Cornerstone's regulatory liquidity was 17.56%. At such date, Cornerstone had commitments to originate fixed rate loans totaling $1.0 million. In addition, Cornerstone had $4.5 million in commitments to fund loans on residential properties under construction. Unused commercial lines of credit were $4.4 million and unused home equity lines of credit were $9.6 million. Cornerstone had no commitments to purchase or sell loans. Cornerstone considers it's liquidity and capital reserves sufficient to meet its outstanding short and long-term needs.

Capital Resources

Cornerstone is required by regulations to meet certain minimum capital requirements, which must be generally as stringent as standards established for commercial banks. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for Cornerstone, consists solely of tangible capital) of 4.0% of adjusted total assets, except for institutions with the highest examination rating and acceptable levels of risk, and risk-based capital (which, for Cornerstone, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk).

The following table summarizes Cornerstone's regulatory capital requirements and actual capital at September 30, 2000.

	Actual capital		Current requirement		Excess of actual capital over current requirement		Applicable
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Asset Total
Tangible capital	$ 41,576	11.99%	$ 5,200	1.5%	$ 36,376	10.49%	$346,636
Core capital	41,576	11.99	13,865	4.0	27,711	7.99	346,636
Risk-based capital	42,901	18.97	18,093	8.0	24,808	10.97	226,167

15.

NEXT PAGE

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2000, from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

16.

NEXT PAGE

WESTERN OHIO FINANCIAL CORPORATION
PART II - OTHER INFORMATION

Item 1 -       Legal Proceedings

              None

Item 2 -        Changes in Securities and Use of Proceeds

              None

Item 3 -        Defaults Upon Senior Securities

              None

Item 4 -       Submission of Matters to a Vote of Security Holders

              None

Item 5 -       Other Information

              None

Item 6 -       Exhibits and Reports on Form 8-K

              (a)        Exhibits

              Exhibit Number                       Description

              27.0                                            Financial Data Schedule

              (b)   No current reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.

17.

NEXT PAGE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN OHIO FINANCIAL CORPORATION (Registrant)
November 14, 2000	/s/ John Raisbeck President and Chief Executive Officer (Principal Executive Officer)
November 14, 2000	/s/ Craig F. Fortin Senior Vice President and Chief Financial Officer (Principal Financial Officer)