Form 10-K405
period 2000-12-31
WESTERN OHIO FINANCIAL CORP
filed 2001-03-27
CIK 920769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

           Commission file number 0-24120

WESTERN OHIO FINANCIAL CORPORATION
(Name of registrant in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	31-1403116 (I.R.S. Employer Identification No.)

28 East Main Street Springfield, Ohio (Address of principal executive offices)	45501-0509 (Zip Code)

Registrant’s telephone number, including area code: (937) 325-4683

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X]. NO[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 1, 2001, the aggregate market value of voting stock held by nonaffiliates of the registrant, based on a share price of $18.50 per share (such price being the average of the bid and asked prices on such date) was $33.4 million.

At March 1, 2001, there were issued and outstanding 1,803,234 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K —Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000.

Part III of Form 10-K —Portions of the Proxy Statement for Annual Meeting of Shareholders.

FORWARD-LOOKING STATEMENTS

Western Ohio Financial Corporation (the “Company”), and its wholly-owned subsidiary, Cornerstone Bank, may from time to time make written or oral “forward-looking statements,” including statements contained in its filings with the Securities and Exchange Commission. These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in the Company’s reports to shareholders and in other communications, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
•	inflation, interest rate, market and monetary fluctuations;
•	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;
•	the willingness of users to substitute our products and services for products and services of our competitors;
•	our success in gaining regulatory approval of our products and services, when required;
•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);
•	the impact of technological changes;
•	acquisitions;
•	changes in consumer spending and saving habits; and,
•	our success at managing the risks involved in the foregoing.

The list of important factors stated above is not exclusive. We do not undertake, and expressly disclaim any obligation, to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or Cornerstone Bank.

2.

PART I

ITEM 1.  BUSINESS

General

Western Ohio Financial Corporation (the “Company”), a Delaware corporation, was organized in March 1994 for the purpose of becoming a savings and loan holding company. During fiscal 1997, the Company owned all of the outstanding stock of Springfield Federal Savings Bank (“Springfield”), Mayflower Federal Savings Bank (“Mayflower”) and Seven Hills Savings Association (“Seven Hills”) (collectively, the “Banks”). During fiscal 1997, the Company combined these three institutions into one institution under the name “Cornerstone Bank” (the “Bank”).

The Company is subject to supervision by the Office of Thrift Supervision, Department of Treasury (“OTS”) and the Bank is subject to comprehensive regulation, examination and supervision by the OTS and by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) system and its deposits are backed by the full faith and credit of the United States Government and are insured up to applicable limits by the FDIC.

The Company serves its customers through its main office in Springfield, Ohio and five branch offices in Enon, New Carlisle, Springfield, Yellow Springs and Beavercreek. Additionally, the Company has purchased property and received OTS approval to open a sixth branch office in Centerville, Ohio. The Company anticipates opening the branch during the summer of 2001. At December 31, 2000, the Company had total assets of $352.6 million, deposits of $208.3 million and shareholders’ equity of $41.8 million, or 11.9% of total assets. The Corporation’s common stock is traded on the Nasdaq National Market under the symbol “WOFC.”

The Company has been, and intends to continue to be, a community-oriented savings and loan holding company offering a variety of financial services to meet the needs of the communities it serves. The principal business of the Company consists of attracting retail deposits from the general public and investing those funds primarily in one- to four family residential real estate, commercial and multi-family real estate, construction loans and consumer and commercial business loans, all primarily within the Company’s market areas.

The executive offices of the Company are located at 28 East Main Street, Springfield, Ohio 45501-0509, and the telephone number at that address is (937) 325-4683.

The Company’s primary market area consists of Clark and Greene counties and portions of contiguous counties. Located in west-central Ohio, Clark county’s economic environment consists of a traditional industrial base supplemented by the service and support industries, and its close proximity to a major U.S. military installation, Wright Patterson Air Force Base. International Truck Manufacturers is the largest industrial employer in the county. Its Clark county operations have provided stable employment for the area over the last several decades. The Community Hospital and Clark State Community College are also two major employers in the area. In 2000, Clark county had an unemployment rate of 3.9% as compared to the State of Ohio at 4.1% and the United States at 4.1%. The unemployment rate in Clark county increased to 4.5% in 2000 as compared with 3.5% for the State of Ohio and 4.0% for the United States.

The population of Clark county has maintained steady growth in recent years with total population increasing to approximately 149,500 in 2000 and projected growth to 151,800 by the year 2015. For 2000, Clark County’s average housing value was approximately $75,000. In the event that real estate prices in Ohio or the market area substantially weaken or economic conditions decline, the Company may be adversely affected.

3.

Lending Activities

General

The Company primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one-to-four family real estate, commercial and multi-family real estate and construction loans, home equity and commercial business loans in its market area. At December 31, 2000, the Company’s net loan portfolio, including loans held for sale, totaled $283.6 million. At December 31, 2000, the Company’s gross loan portfolio, excluding loans held for sale, totaled $288.0 million, of which $178.1 million, or 61.8%, was comprised of permanent loans secured by one-to-four family real estate.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See “Regulation —Federal Regulation of Savings Institutions.” At December 31, 2000, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities was $5.9 million. At December 31, 2000, the Banks did not have any loans outstanding in excess of such limitation. The largest principal balance and commitment to lend to any one borrower, or group of related borrowers, at the Bank was $5.2 million secured by a first mortgage on a nonresidential real estate property and business assets. In addition, three borrowers had a combined principal and commitment outstanding of $12.7 million at December 31, 2000. The first borrower’s outstanding credit is secured by a first mortgage on nonresidential real estate property and assignment of rents and leases. The second borrower’s outstanding credit is secured by a first mortgage on a hotel property and business assets. The third borrower’s outstanding credit is secured by a first mortgage on nonresidential real estate property, a first mortgage on residential property and business assets. Each of these loans are performing in accordance with their terms.

Management always reserves the right to change its emphasis on the amount or type of lending in which the Company engages to adjust to market or other factors, including changes in the Company’s asset/ liability management policies.

4.

Loan Portfolio Composition

The following information reflects the composition of the Company’s loan portfolio, excluding loans held for sale, in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.

					December 31,

	2000		1999		1998		1997		1996

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

		(Dollars in Thousands)
Real Estate Loans:

One-to-four family	$178,106	61.85%	$178,304	68.01%	$177,109	74.87%	$224,289	79.10%	$242,600	82.21%

Multi-family	29,610	10.28	30,233	11.53	12,422	5.25	11,247	3.97	12,476	4.23

Commercial real estate	38,309	13.31	22,339	8.52	20,675	8.74	21,583	7.61	20,531	6.96

Construction	8,476	2.94	6,923	2.64	3,908	1.65	7,275	2.57	10,965	3.71

Total real estate loans	254,501	88.38	237,799	90.70	214,114	90.51	264,394	93.25	286,572	97.11

Other Loans:

Consumer Loans:

Home equity	17,766	6.17	15,369	5.86	10,054	4.25	6,906	2.43	2,188	0.74

Deposit account	85	.03	146	.06	257	.11	485	.17	384	0.13

Home improvement	—	—	—	—	15	—	18	—	31	.01

Other secured	957	.33	1,664	.64	3,173	1.34	5,374	1.90	3,689	1.25

Other	566	.20	1,679	.64	2,034	.86	2,493	.88	—	—

Total consumer loans	19,374	6.73	18,858	7.20	15,533	6.56	15,276	5.38	6,292	2.13

Commercial business loans	14,090	4.89	5,499	2.10	6,914	2.93	3,886	1.37	2,244	0.76

Total other loans	33,464	11.62	24,357	9.30	22,447	9.49	19,162	6.75	8,536	2.89

Total loans	287,965	100.00%	262,156	100.00%	236,561	100.00%	283,556	100.00%	295,108	100.00%

Less:

Loans in process	(2,609)		(4,659)		(2,364)		(1,784)		(5,651)

Deferred fees and discounts	(87)		(62)		(83)		(119)		(130)

Allowance for losses	(1,665)		(2,781)		(3,200)		(3,922)		(1,716)

Total loans receivable, net	$283,604		$254,654		$230,914		$277,731		$287,611

5.

The following schedule shows the contractual maturity of the Company’s gross loan portfolio at December 31, 2000. The schedule does not include any principal prepayment assumptions (dollars in thousands).

	One- to
	Four-family		Nonresidential		Commercial
Due During
Periods		Weighted		Weighted		Weighted
Ending		Average		Average		Average
December 31	Amount	Rate	Amount	Rate	Amount	Rate

2001(1)(2)	$1,372	9.29%	$6,494	9.40%	$7,242	9.85%

2002 to 2005	5,185	8.01	6,645	8.35	4,840	9.22

2006 and following	171,549	7.78	54,780	8.44	2,008	9.52

	$178,106	7.80%	$67,919	8.52%	$14,090	9.59%

	Construction and
	Development		Consumer		Total
Due During
Periods		Weighted		Weighted		Weighted
Ending		Average		Average		Average
December 31	Amount	Rate	Amount	Rate	Amount	Rate

2001(1)(2)	$5,640	8.60%	$206	10.40%	$20,954	9.34%

2002 to 2005	—	—	1,523	10.45	18,193	8.66

2006 and following	2,836	7.92	17,645	8.97	248,818	8.03

	$8,476	8.38%	$19,374	9.10%	$287,965	8.16%

(1)	Includes construction loans.

(2)	Includes demand loans and loans having no stated maturity.

The following table sets forth at December 31, 2000, the dollar amount of gross loans receivable contractually due after December 31, 2001, whether such loans have fixed interest rates or adjustable interest rates (dollars in thousands).

	Due After December 31, 2001

	Fixed	Adjustable	Total

Real estate loans:

One-to-four family	$129,621	$47,112	$176,733

Nonresidential	22,779	38,646	61,425

Constuction	2,486	350	2,836

Other loans:

Consumer loans	1,452	17,717	19,169

Commercial business loans	1,198	5,650	6,848

Total	$157,536	$109,475	$267,011

6.

One- to Four-Family Residential Mortgage and Construction Lending

The Company focuses its lending efforts on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. Residential loan originations of this type are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At December 31, 2000, the Company’s one-to-four family residential permanent mortgage loans totaled $178.1 million, or 61.9% of the Company’s total gross loan portfolio.

At December 31, 2000, $130.0 million of the Company’s one-to-four family residential mortgage loans, or 45.14% of the Company’s total gross loan portfolio, had fixed interest rates. From time to time, the Company may purchase loans secured by one-to-four family residences.

The Company currently originates up to a maximum of 30-year, owner occupied one-to-four family residential mortgage loans in amounts up to 97% of the appraised value of the security property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan-to-value level. Interest rates charged on these loans are priced on a regular basis according to market conditions. Residential loans do not include prepayment penalties. The Company also originates up to a maximum of 30-year one-to-four family residential loans to nonowner-occupants, with loan-to-value ratios of up to 80%.

In underwriting one-to-four family residential real estate loans, the Company evaluates, among other things, both the borrower’s ability to make monthly payments and the value of the property securing the loan. Most properties securing real estate loans made by the Company are appraised by independent licensed fee appraisers approved by the Board of Directors. The Company requires borrowers to obtain title, fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. In prior years, the Company has accepted title opinions. Real estate loans originated by the Company generally contain a “due on sale” clause allowing the Company to declare the unpaid principal balance due and payable upon the sale or disposition of the secured property.

The Company originates a limited number of loans to finance the construction of one-to-four family residences. At December 31, 2000, the Company had loans to finance the construction of one-to-four family residences totaling $8.5 million, or 2.9% of the Company’s loan portfolio. Substantially all of these loans are made to individuals who propose to occupy the premises upon completion of construction. Construction loans are generally structured for up to a 30-year term with a six-month construction phase, during which the borrower pays interest only. Upon completion of the construction phase, these loans continue as permanent loans of the Company. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

Multi-Family and Commercial Real Estate Lending

The Company also engages in commercial and multi-family real estate lending. At December 31, 2000, the Company had $67.9 million of permanent commercial and multi-family real estate loans, which represented 23.6% of the Company’s gross loan portfolio.

The Company’s commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, office buildings, strip shopping centers, motels, nursing homes, restaurants and churches located in the Company’s market areas. Multi-family and commercial real estate loans generally have terms that do not exceed 15 years. Generally, the loans are made in amounts up to 75% of the appraised value of the secured property. The Company analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. Currently, appraisals on properties securing multi-family and commercial real estate loans originated by the Company are performed by independent licensed fee appraisers. Construction loans on multi-family and commercial real estate projects are structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 12 months. These

7.

construction loans have rates and terms that generally match any permanent multi-family or commercial real estate loan then offered by the Company, except that during the construction phase, the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds.

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

In addition, the Company from time to time has purchased loans secured by commercial and multi-family real estate. The Company purchased approximately $9.5 million of commercial and multi-family real estate participation loans in fiscal 2000.

Loans secured by commercial and multi-family real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. The largest loan is $5.0 million and is secured by a first mortgage on a nonresidential real estate property and assignments of leases and rents and is performing in accordance with its terms.

Consumer Lending

The Company offers secured and unsecured consumer loans, including home improvement loans, home equity loans, loans secured by savings deposits and equity securities, and retail mobile home loans. The Company has plans to expand its consumer-lending portfolio. The Company currently originates all of its consumer loans in its primary market areas. The Company originates consumer loans on a direct basis by extending credit directly to the borrower.

At December 31, 2000, consumer loans excluding home equity loans were $1,608,000 or .6% of the Company’s gross loan portfolio. Home equity loans were $17.8 million or 6.2% of the Company’s gross loan portfolio as of December 31, 2000.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Loans secured by deposit accounts at the Company are currently originated for up to 90% of the account balance with a hold placed on the account restricting the withdrawal of the account balance.

The underwriting standards employed by the Company for consumer loans, other than loans secured by deposits, include an application, a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss, depreciation or fluctuation in value. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

8.

Commercial Business Lending

Commercial business loans have been added to the list of the Company’s products. The outstanding balance of unsecured commercial lines of credit was $438,000 as of December 31, 2000. Commercial loans secured other than by mortgage had outstanding balances of $13.7 million as of December 31, 2000. The purpose of these loans will generally be for working capital or expansion of existing businesses. These loans have been priced at prime plus a specified spread, or at the one-year constant-maturity treasury index plus a specified spread. Some of these loans are payable on demand.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property the value of which tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank’s commercial business loans may be secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Originations, Purchases and Sales of Loans

While the Company offers fixed-rate and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market areas, which is affected by the interest rate environment and other factors. From time to time, the Company may purchase loans in order to continue to leverage the Bank’s borrowing ability, provide more interest rate sensitive assets, and supplement a slow down in the local mortgage market. The Bank will continue to evaluate purchase opportunities.

Non-Performing Assets and Classified Assets

When a borrower fails to make a required payment on real estate secured loans and consumer loans a notice is sent 30 days after payment is due. At 60 days after the payment is due, the Company generally initiates collection procedures by written notice and/or telephone call. In most cases, delinquencies are cured promptly, however, if a loan secured by real estate or other collateral has been delinquent for more than 90 days, satisfactory payment arrangements must be adhered to or the Company will initiate proceedings for foreclosure or repossession.

When a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on non-accrual status as long as the loan is 90 days or more delinquent.

The following table sets forth information concerning delinquent loans at December 31, 2000. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

9.

		Loans Delinquent for:

			Total
	60-89 Days	90 Days and Over	60 Days and Over

		(Dollars in Thousands)
Real estate One- to four-family	$1,715	$2,443	$4,158

Construction	—	—	—

Commercial	—	138	138

Multi-family	89	—	89

Consumer/commercial	28	1,020	1,048

Total	$1,832	$3,601	$5,433

The table below sets forth the amounts and categories of non-performing assets in the Company’s loan portfolio. For all periods presented, the Company has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.

		At December 31,

	2000	1999	1998	1997	1996

Nonaccruing loans One- to four-family	$2,443	$1,304	$1,740	$612	$674

Consumer	64	20	373	213	10

Commercial real estate/business loans	1,094	1,431	2,428	1,170	1,266

Total	3,601	2,755	4,541	1,995	1,950

Accruing loans delinquent more than 90 days	—	—	—	—	94

Foreclosed assets	—	—	56	56	55

Total nonperforming assets	$3,601	$2,755	$4,597	$2,051	$2,099

Total as a percentage of total assets	1.02%	.84%	1.40%	.55%	.52%

Total allowance for loan losses to nonperforming loans	46.24%	100.94%	70.47%	196.59%	83.95%

For the year ended December 31, 2000, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $156,000.

As of December 31, 2000, the Company had no other interest bearing assets which would be required to be disclosed as non-performing if such assets were loans.

The Company had no foreign loans outstanding for any of the years presented. Other than the categories noted on page 5, there is no concentration of loans in any industry greater than 10% in the portfolio.

10.

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets, that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses, are required to be designated “special mention” by management.

When a bank classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings bank classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. A savings bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the savings bank’s Regional Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at December 31, 2000, the Bank had classified a total of $3.6 million, or 1.0% of its total assets as substandard, $95,000 as doubtful and $241,000 as loss. At December 31, 1999, total classified assets were $3.2 million, or 1.1% of the Bank’s assets.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

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

Although management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2000, the Company had a total allowance for loan losses of $1.7 million, or 0.6% of total loans receivable. See Note 4 of the Notes to Consolidated Financial Statements in the Company’s Annual Report to Shareholders filed as Exhibit 13 hereto.

11.

The following table sets forth an analysis of the Company’s allowance for loan losses.

		Year Ended December 31,

	2000	1999	1998	1997	1996

		(Dollars in Thousands)
Balance at beginning of period	$2,781	$3,200	$3,922	$1,716	$774

Beginning balance acquisition	—	—	—	—	577

Charge-offs One- to four-family	(41)	(215)	(28)	(79)	(34)

Consumer	(103)	(373)	(228)	—	—

Commercial	(1,444)	(148)	(122)	—	—

	(1,588)	(736)	(378)	(79)	(34)

Recoveries One- to four-family	38	20	—	—	—

Consumer	66	48	19	—	—

Commercial	19	3	—	—	—

	123	71	19	—	—

Net charge-offs	(1,465)	(665)	(359)	(79)	(34)

Additions charged to operations	349	246	(363)	2,285	399

Balance at end of period	$1,665	$2,781	$3,200	$3,922	$1,716

Ratio of net charge-offs to average loans outstanding during the year	.54%	.27%	.14%	.00%	.01%

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

					December 31,

	2000		1999		1998		1997		1996

		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in Thousands)
One- to four-family	$276	61.9%	$474	68.0%	$519	74.9%	$669	79.1%	$636	82.1%

Multi-family	50	10.3	170	11.5	55	5.3	190	4.0	197	4.2

Commercial real estate	72	13.3	728	8.5	828	8.7	1,338	7.6	504	6.9

Construction	19	2.9	3	2.6	3	1.7	72	2.6	46	3.7

Consumer	86	6.7	173	7.2	510	6.6	548	5.4	81	2.3

Commercial business	270	4.9	598	2.1	585	2.9	432	1.4	38	0.8

Unallocated	892	—	635	—	700	—	673	—	214	—

Total	$1,665	100.0%	$2,781	100.0%	$3,200	100.0%	$3,922	100.0%	$1,716	100.0%

12.

Investment Activities

The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of December 31, 2000, the Bank’s liquidity ratios (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) complied with applicable regulations. See “Regulation — Liquidity.”

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, mortgage-backed securities, collateralized mortgage obligations (“CMOs”), certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

The investment policy of the Company is to invest funds among various categories of investments and maturities based upon the need for liquidity, to achieve balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company’s asset/liability management policies.

At December 31, 2000, the Company’s cash and interest-bearing deposits in other financial institutions totaled $4.8 million, or 1.4% of total assets. The Company also has an $8.0 million investment in the common stock of the FHLB of Cincinnati in order to satisfy the requirement for membership therein.

The Company periodically invests in MBSs and CMOs (collectively “mortgage-backed securities”). At December 31, 2000 the Company had investments in mortgage-backed securities of $39.2 million, or 11.1% of total assets. The MBSs, which totaled $31.6 million at December 31, 2000, were all insured or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. Accordingly, management believes that the Company’s mortgage-backed securities are generally more resistant to credit problems than loans, which generally lack such insurance or guarantees. Because these securities represent a pass through of principal and interest from underlying individual 30-year mortgages, such securities do present prepayment risk. The CMO securities held by the Company also carry certain risks. The principal represented by such securities may be repaid over a longer period than initially assumed and may hinder certain aspects of the Company’s asset/liability management strategy. In addition, these securities have maximum interest rate caps. As market interest rate levels approach these caps, the value of the underlying security will decline. As of December 31, 2000, the Company held $7.6 million of CMO securities. Mortgage-backed securities can serve as collateral for borrowings and, through sales and repayments, as a source of liquidity.

OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank’s unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At December 31, 2000, the Bank complied with this regulation. See “Regulation — Federal Regulation of Savings Institutions” for a discussion of additional restrictions on the Bank’s investment activities.

13.

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

			December 31,

	2000		1999		1998

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

			(Dollars in Thousands)
Securities:

U.S. Treasury	$—	$—	$—	$—	$499	$502

U.S. government agencies	10,000	9,434	10,000	8,775	15,000	14,900

Mortgage-backed securities	39,774	39,219	43,635	41,591	50,128	50,044

FHLB stock	8,014	8,014	7,451	7,451	6,948	6,948

Total securities and FHLB stock	$57,788	$56,667	$61,086	$57,817	$72,575	$72,394

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the investment securities portfolio, excluding FHLB of Cincinnati stock, as of December 31, 2000. The weighted average yield has been computed using the historical amortized cost for securities available for sale.

		December 31, 2000

	Less Than	1 to 5	6 to 10	Over 10
	1 Year	Years	Years	Years	Total

	Carrying	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value	Value

		(Dollars in Thousands)
Securities:

U.S. government agencies	$—	$—	$—	$9,434	$9,434

Mortgage-backed securities	4,717	21,861	9,831	2,810	39,219

Total securities	$4,717	$21,861	$9,831	$12,244	$48,653

Weighted average yield	6.57%	6.57%	6.57%	6.27%	6.49%

Excluding those holdings in the investment portfolio in the U.S. government agencies, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholder’s equity at December 31, 2000. At December 31, 2000, the Company had no tax-exempt securities.

Sources of Funds

General

The Company’s primary sources of funds are deposits, borrowings, repayment of loan principal, sales and repayments of mortgage-backed securities, maturing investments in certificates of deposit, and funds provided from operations. Borrowings, consisting of FHLB advances, may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities.

Deposits

The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposits consist of passbook and statement savings accounts, NOW, demand and money market fund accounts, and certificate accounts ranging in terms from six months to ten years. The Company only solicits deposits from its market area and does not currently use brokers to obtain deposits. The Company

14.

relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

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

The following table sets forth the average dollar amount of deposits in the various types of deposit programs offered by the Company and the average rate paid for those deposits for the periods indicated.

		Year Ended December 31,

	2000		1999		1998

	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in Thousands)
Demand and NOW accounts	$16,729	0.87%	$12,767	1.14%	$12,990	1.39%

Savings and money market accounts	58,437	4.34	64,387	3.94	65,709	3.98

Certificates of deposit	129,822	6.02	122,992	5.68	164,302	5.87

Total deposits	$204,988	5.12%	$200,146	4.83%	$243,001	5.12%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2000.

			Maturity

		Over	Over
	3 Months	3 to 6	6 to 12	Over
	or Less	Months	Months	12 Months	Total

		(Dollars in Thousands)
Certificates of deposit less than $100,000	$8,335	$16,324	$38,835	$49,388	$112,882

Certificates of deposit $100,000 or more	1,322	2,482	7,397	9,445	20,646

Total certificates of deposit	$9,657	$18,806	$46,232	$58,833	$133,528

Borrowings

Another source of funds includes advances from the FHLB of Cincinnati. As a member of the FHLB of Cincinnati, the Bank is required to own capital stock and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and includes a range of maturities. The FHLB of Cincinnati may prescribe the acceptable uses to which these advances may be put, as well as limitations in the size of the advances and repayment provisions. The FHLB advances are secured by the Bank’s blanket agreement for advances and security agreement and are not tied to specific investments or loans.

15.

The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

	Year Ended December 31,

	2000	1999	1998

	(Dollars in Thousands)
Average balance outstanding during the year	$91,189	$76,449	$62,802

Maximum balance outstanding at any month-end during the year	$100,296	$90,247	$88,256

Balance outstanding at end of period	$100,225	$82,183	$85,252

Weighted average interest rate during the year	5.74%	5.19%	5.66%

Weighted average interest rate at end of year	5.82%	5.41%	5.30%

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

At December 31, 2000, the Bank had a book investment of $603,067 in CornerstoneBanc Financial Services, an operating subsidiary created to generate mortgage lending in areas outside of the Bank’s normal lending area.

Competition

The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, other savings institutions, credit unions and mortgage bankers making loans secured by real estate located in the Company’s market area. The Company competes for real estate and other loans principally based on interest rates charged, the quality of services it provides to borrowers, and loan fees it charges, and the types of loans it originates.

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

On November 12, 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was enacted into law. The GLB Act makes sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed. A new “financial holding company,” which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities.

The GLB Act permits unitary savings and loan holding companies in existence on May 4, 1999, including the Corporation to continue to engage in all activities that they were permitted to engage in prior to the enactment of the Act. Such activities are essentially unlimited, provided that the thrift subsidiary remains a qualified

16.

thrift lender. Any thrift holding company formed after May 4, 1999 will be subject to the same restrictions as a multiple thrift holding company. In addition, a unitary thrift holding company in existence at May 4, 1999 may be sold only to a financial holding company engaged in activities permissible for multiple savings and loan holding companies.

The GLB Act is not expected to have a material effect on the activities in which the Corporation is currently engaged, except to the extent that competition with other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

REGULATION

General

The Bank is subject to regulation, examination and oversight by the OTS and the FDIC. The Bank must file periodic reports with the OTS and FDIC concerning its activities and financial condition. Examinations are conducted periodically by federal regulators to determine whether the Bank complies with various regulatory requirements and is operating in a safe and sound manner. The Bank is a member of the FHLB of Cincinnati.

Office of Thrift Supervision

General

The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings and loan associations and all other savings and loan associations the deposits of which are insured by the FDIC. The OTS issues regulations governing the operation of savings and loan associations based on their asset size to cover the costs of this supervision and examination. The OTS also may initiate enforcement actions against savings and loan associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings and loan association.

Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in that area. The Bank has received a “satisfactory” examination rating under those regulations.

Federal Regulation of Savings Institutions. The OTS has extensive authority over the operations of federal savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require an institution to provide for higher general or specific loan-loss reserves. All federal savings institutions are subject to a semi-annual assessment, based upon the institution’s total assets, to fund OTS operations. The Bank’s OTS assessment for the fiscal year ended December 31, 2000 was $73,000.

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

17.

misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and they are prohibited from engaging in any activities not permitted by such laws. For instance, no federal savings institution may invest in non-investment grade corporate debt-securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. The Bank complies with the noted restrictions.

The Bank’s general permissible lending limit for loans-to-one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2000, the Bank’s lending limit under this restriction was $5.9 million. The Bank complies with the loans-to-one borrower limitation.

The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

The Bank’s deposits are insured by the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets (“Tier 1 risk-based capital”) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. The Bank is classified as well-capitalized.

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

Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However SAIF insured institutions are required to pay a Financing Corporation (“FICO”)

18.

assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. Prior to January 1, 2000, this assessment for SAIF insured institutions was 5.92 basis points. The assessment was 2.12 basis points in January 1, 2000 when BIF insured institutions fully participated in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

Regulatory Capital Requirements

Federally insured savings associations are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common shareholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from tangible capital. At December 31, 2000, the Bank had no intangible assets included in its financial statements.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are “includable” subsidiaries that are consolidated for capital purposes in proportion to the association’s level of ownership. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. The Bank’s subsidiaries are includable subsidiaries.

At December 31, 2000, the Bank had tangible capital of $39.1 million, or 11.1% of adjusted total assets, which is $33.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2000, the Bank had no intangibles that were subject to these tests. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

At December 31, 2000, the Bank had core capital equal to $39.1 million, or 11.1% of adjusted total assets, which is $24.9 million above the minimum leverage ratio requirement of 4% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2000, the Bank had no capital instruments that qualify as supplementary capital and $1.4 million of general loss reserves, which was less than 1.0% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and

19.

nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 2000.

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

OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings institution with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

On December 31, 2000, the Bank had total capital (as defined above) of $40.5 million (including $39.1 million in core capital and $1.4 of general loss reserves) and risk-weighted assets of $236.3 million. Total capital was 17.2% of risk-weighted assets. This amount was $21.6 million above the 8.0% requirement in effect on that date.

The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an “undercapitalized association” (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution’s achievement of its capital requirements.

Any savings association that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes “critically undercapitalized” (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

20.

The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Company’s operations and profitability. The Company’s shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, according to ratings of associations based on their capital level and supervisory condition. Capital distributions, for purposes of such regulation, include, without limitation, payments of cash dividends, repurchases, and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

A savings and loan holding company must file a notice or an application with the OTS before it can declare and pay a dividend. An application must be submitted and approval from the OTS must be obtained (1) if the proposed distribution would cause total distributions for that year to exceed net income for that calendar year to date plus the savings association’s retained net income for the preceding two years; (2) if the savings association will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice; or, (4) if the savings association has not received certain favorable examination ratings from the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings association. Under OTS regulations applicable to converted savings associations, the Bank is not permitted to pay a cash dividend on its common shares if its regulatory capital would, as a result of payment of such dividends, be reduced below the amount required for the Liquidation Account, or below applicable regulatory capital requirements prescribed by the OTS.

Liquidity. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, association’s acceptances, and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet liquidity requirements. The eligible liquidity of the Bank at December 31, 2000 was 17.20%.

Qualified Thrift Lender Test. Savings associations must meet one of two possible tests in order to be a qualified thrift lender (“QTL”). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments (“QTI”), which are general related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution’s “portfolio assets” (total assets less goodwill and other intangibles, property used to conduct business, and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of “domestic building and loan association” under the Internal Revenue Code of 1986, as amended (the Code). In order for an institution to meet the definition of a “domestic building and loan association” under the Code, at least 60% of such institution’s assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet one of the QTL tests will not be eligible for new FHLB advances. At December 31, 2000 the Bank met the QTL test.

21.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Banks, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution’s compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 2000 and received a rating of satisfactory.

Transactions with Insiders and Affiliates. Loans to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed the Bank’s Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the “disinterested” members of the board directors of the Bank with any “interested” director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Bank complied with such restrictions at December 31, 2000.

Holding Company Regulation. The Company is a unitary savings and loan company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

As a unitary savings and loan company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan company. See “Qualified Thrift Lender Test.”

The Company must obtain approval from the OTS before acquiring control of any other SAIF insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

22.

Company stock held by persons who are affiliates (generally officers, directors and principal shareholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public-information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three month period.

FDIC. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally-insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (the “BIF”) for commercial banks and sate savings banks and the SAIF for savings associations. The FDIC is required to maintain designated levels of reserves in each fund. The Bank’s deposit accounts are insured by the FDIC in the SAIF up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Bank, and has authority to initiate enforcement actions if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

The FDIC is required to maintain designated levels of reserves in each fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund’s ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution’s capital level and the FDIC’s level of supervisory concern about the institution. Since the Bank is considered a healthy institution under this system, it pays the lowest assessment rate.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts). At December 31, 2000, the Bank complied with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board might be used to satisfy liquidity requirements that may be imposed by the OTS. (See “Liquidity.”)

Savings associations are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Banks. The FHLBs provide credit to their members in the form of advances. See “Deposits and Borrowings.” The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. The Bank complies with this requirement with an investment in stock of the FHLB of Cincinnati of $8.0 million at December 31, 2000.

For the year ended December 31, 2000, dividends paid by the FHLB of Cincinnati to the Bank totaled $562,000 which constituted a $59,000 increase over the amount of dividends received in 1999.

23.

Federal Taxation

WOFC and the Bank are each subject to the federal tax laws and regulations that apply to corporations generally. In addition to the regular income tax, WOFC and the Bank may be subject to an alternative minimum tax imposed at a minimum tax rate of 20% on “alternative minimum taxable income"(which is the sum of a corporation’s regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation’s “adjusted current earnings” exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

Prior to the enactment of the Small Business Jobs Protection Act (the “Small Business Act”), which was signed into law on August 21, 1996, certain thrift institutions, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code, or one of the two reserve methods of Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the “percentage of taxable income “ method applicable only to thrift institutions, or (ii) the “experience” method that also was available to small banks. Under the “percentage of taxable income” method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowance addition to bad debt reserves for qualifying loans under either the experience method or the percentage of taxable income method.

The Small Business Act eliminated the percentage of taxable-income reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to use the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method. WOFC and the Bank qualify as a small bank.

A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the “applicable excess reserves” of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution’s applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate and its reserve or losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the “pre-1988 reserves”). In the case of a thrift institution that becomes a small bank, the amount of the institution’s applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift’s reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

For taxable years that began on or after January 1, 1996, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required

24.

to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The “base amount” generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(C)(v) (generally a loan secured by residential real and church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e) as modified by the Small Business Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution’s post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to WOFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid of the pre-1988 reserves.

The Bank has not been audited by the IRS recently with respect to federal income tax returns. In the opinion of management, any examination of still open returns would not result in a deficiency that could have a material adverse effect on the financial condition of the Bank.

Ohio Taxation

WOFC is subject to the Ohio Corporation franchise tax, which, as applied to WOFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 and (ii) 0.4% times taxable net worth. Under these alternative measures of computing tax liability, the states to which a taxpayer’s adjusted total net income and adjusted total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is $50 per year.

A special litter tax is also applicable to all corporations, including WOFC, subject to the Ohio Corporation franchise tax other than “financial institutions.” If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and  .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable-net worth.

Certain holding companies, such as WOFC, will qualify for complete exemption from the net worth tax if certain conditions are met. WOFC has in the past and will most likely in the future meet these conditions and therefore, will calculate its Ohio franchise tax on the net income basis.

The Bank is a “financial institution” for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on “financial institutions.” This annual tax was imposed at a rate of 1.3% for the 2000 tax year and thereafter of the Bank’s apportioned book net worth, determined in accordance with generally accepted accounting principles, less any statutory deduction. As a “financial institution,” the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

25.

Delaware Taxation

As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

26.

Executive Officers

The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. Each executive officer of the Company is also an executive officer of the Bank. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected. CENTER>

Name	Age	Positions Held with the Company

John W. Raisbeck	61	President and Chief Executive Officer

Craig F. Fortin	40	Senior Vice President, Treasurer and Chief Financial Officer

John T. Heckman	49	Executive Vice President

Gary L. Hicks	49	Executive Vice President

Robert P. Brezing	56	Senior Vice President

The business experience of each executive officer who is not also a Director of the Company is set forth below.

Craig F. Fortin. Mr. Fortin is Senior Vice President, Treasurer and Chief Financial Officer of the Company and the Bank, a position he has held since February 1, 1999. From 1991 to January 1999, Mr. Fortin served as the Chief Financial Officer of The Ohio Bank, Findlay, Ohio.

John T. Heckman. Mr. Heckman is Executive Vice President, Operations and Administration of the Company and the Bank. Mr. Heckman has responsibility for retail banking activity other than lending. From 1987 to April 1995, Mr. Heckman served as an Assistant Director at the Office of Thrift Supervision.

Gary L. Hicks. Mr. Hicks is Executive Vice President of Mortgage lending. Mr. Hicks has responsibility for all mortgage-banking functions and all consumer loans.. Prior positions he has held include Chief Executive Officer for a mortgage services company and senior manager for a major Ohio bank.

Robert P. Brezing. Mr. Brezing is Senior Vice President of the Company and the Bank, positions he has held since October 1997. He is manager of Business Banking responsible for all commercial loans, and commercial real estate loans. From 1988 to 1997, Mr. Brezing served as Vice President of Banc One Corporation, Columbus, Ohio.

Employees

At December 31, 2000, the Company and its subsidiary had 84 employees, including 11 part-time employees. The Company’s employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

27.

ITEM 2.  PROPERTIES

The Company conducts its business at its main office, which also serves as its executive office, and the Bank’s five branch offices located in its market area. The following table sets forth information relating to each of the Company’s offices as of December 31, 2000.

     1.   Main Office, 28 East Main Street, Springfield, Ohio

    2.   Enon Branch, 7601 Dayton-Springfield Road, Enon, Ohio

    3.   New Carlisle Branch, 210 North Main Street, New Carlisle, Ohio

    4.   Springfield Branch, 1480 Upper Valley Pike, Springfield, Ohio

    5.   Yellow Springs Branch, 50 Kahoe Lane, Yellow Springs, Ohio

    6.   Beavercreek Branch, 3216 Seajay Drive, Beavercreek, Ohio

The Company owns all of its offices. Additionally, the Company has purchased land and an existing building at 6291 Wilmington Pike, Centerville, Ohio for the purpose of remodeling and opening a new branch during 2001. The total net book value of the Company’s premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2000 was $4.6 million. The Company considers all properties to be in good operating condition and suitable for the purpose for which they are used. The properties are unencumbered by any mortgage or security interest and are, in management’s opinion, adequately insured. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders filed as Exhibit 13 hereto.

In March 2000, the Company converted its data processing operations to its own in-house system using software from Information Technology, Inc., Lincoln, Nebraska. The net book value of the software, data processing and computer equipment utilized by the Company at December 31, 2000 was approximately $1.1 million.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiary are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of their business. While the ultimate outcome of pending proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company, the Bank or its subsidiary in the proceedings, that the resolution of these proceedings should not have a material effect on the Company’s consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

28.

PART  II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

Page 6 of the Company’s 2000 Annual Report to Shareholders is herein incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Pages 6 and 7 of the Company’s 2000 Annual Report to Shareholders are herein incorporated by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Pages 8 through 15 of the Company’s 2000 Annual Report to Shareholders are herein incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In an attempt to manage its exposure to changes in interest rates, management monitors the Company’s interest rate risk. The Board of Directors meets at least quarterly to review the Company’s interest rate risk position and profitability. The Board of Directors also reviews the Company’s portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Company’s objectives in the most effective manner. In addition, the Board anticipates reviewing on a quarterly basis the Company’s asset/liability position, including simulations of the effect on the Company’s capital of various interest rate scenarios.

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

The primary objective of the Company’s investment strategy is to provide liquidity necessary to meet funding needs as well as to address daily, cyclical and long-term changes in the asset/liability mix, while contributing to profitability by providing a stable flow of dependable earnings. Investments generally include interest-bearing deposits in other federally insured financial institutions, FHLB stock and U.S. Government securities.

Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company’s need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company’s asset/liability management policies.

The Company’s cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. Consequently, the results of operations are heavily influenced by the levels of short-term interest rates. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis. For additional information regarding market risk, see pages 13 to 14 of the Company’s Annual Report to Shareholders.

29.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 16 through 37 of the Company’s 2000 Annual Report to Shareholders are herein incorporated by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Management has had no disagreements with the independent accountants on matters of accounting principals or financial statement disclosure required to be reported under this item.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 26, 2001 (except for information contained under the headings “Compensation Committee Report on Executive Compensation” and “Stock Performance Presentation”), a copy of which will be filed not later than 120 days after the close of the fiscal year. For information concerning executive officers of the Company who are not also Directors, see “Executive Officers” in Part I of this Annual Report on Form 10-K

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s Common Stock (or any other equity securities, of which there is none), to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with in the year 2000.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 26, 2001 (except for information contained under the headings “Compensation Committee Report on Executive Compensation” and “Stock Performance Presentation”), a copy of which will be filed not later than 120 days after the close of the fiscal year.

30.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 26, 2001 (except for information contained under the headings “Compensation Committee Report on Executive Compensation” and “Stock Performance Presentation”), a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 26, 2001 (except for information contained under the headings “Compensation Committee Report on Executive Compensation” and “Stock Performance Presentation”), a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements:

The following information appearing in the Company’s Annual Report to Shareholders for the year ended December 31, 2000, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Pages in
Annual
Annual Report Section	Report

Report of Independent Auditors	16

Consolidated Balance Sheets	17

Consolidated Statements of Income	18

Consolidated Statements of Comprehensive Income	19

Consolidated Statements of Shareholders’ Equity	20

Consolidated Statements of Cash Flows	21-22

Notes to Consolidated Financial Statements	23-37

(a) (2) Financial Statement Schedules:

Financial statement schedules are omitted as they are not applicable or the required information in the financial statements or notes therein found in the Company’s Annual Report to Shareholders.

31.

(a) (3) Exhibits:

Reference to Prior
Regulation		Filing or Exhibit
S-K Exhibit		Number Attached
Number	Document	Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3 (i)	Certificate of Incorporation	*

3 (ii)	Amended and Restated Bylaws	*****

4	Instruments defining the rights of security holders, including indentures	*

9	Voting trust agreement	None

10	Material contracts:

	(a) 1995 Stock Option and Incentive Plan	**

	(b) Management Recognition Plan	**

	(c) Employment Agreement with John T. Heckman	***

	(d) Employment Agreement with John W. Raisbeck	*****

	(e) Employment Agreement with Gary L. Hicks	****

	(f) Employment Agreement with Robert P. Brezing, as amended	*****

	(g) Employment Agreement with Craig F. Fortin	*****

	(h) 1998 Omnibus Incentive Plan	****

	(i) Cornerstone Bank Deferred Compensation Plan, as amended	*****

11	Statement regarding computation of per share earnings	None

12	Statements regarding computation of ratios	None

13	Annual report to security holders	13

16	Letter regarding change in certifying accountant	None

18	Letter regarding change in accounting principles	None

21	Subsidiaries of the registrant	21

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of Crowe, Chizek and Company LLP	23.1

32.

Reference to Prior
Regulation		Filing or Exhibit
S-K Exhibit		Number Attached
Number	Document	Hereto

24	Power of attorney	None

27	Financial data schedule	N/A

99	Additional exhibits--report of predecessor independent accountants	*****

*	Incorporated by reference to the Company’s Registration Statement No. 33-76734.

**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

****	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

*****	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 2000.

33.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN OHIO FINANCIAL CORPORATION

Date:	March 27, 2000	By:	/s/ John W. Raisbeck

John W. Raisbeck, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the dates indicated.

By:	/s/ John W. Raisbeck	By:	/s/ David L. Dillahunt

	John W. Raisbeck, President and Chief Executive Officer (Principal Executive Officer)		David L. Dillahunt, Chairman of the Board

Date:	March 27, 2000	Date:	March 27, 2000

By:	/s/ Howard V. Dodds	By:	/s/ John E. Field

	Howard V. Dodds, Director		John E. Field, Director

Date:	March 27, 2000	Date:	March 27, 2000

By:	/s/ Aristides G. Gianakopoulos	By:	/s/ William N. Scarff

	Aristides G. Gianakopoulos, Director		William N. Scarff, Director

Date:	March 27, 2000	Date:	March 27, 2000

By:	/s/ Jeffrey L. Levine	By:	/s/ Craig F. Fortin

	Jeffrey L. Levine, Director		Craig F. Fortin, Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 27, 2000	Date:	March 27, 2000

34.