Form 10-Q
period 2001-03-31
WESTERN OHIO FINANCIAL CORP
filed 2001-05-11
CIK 920769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2001

Commission File Number	0-24120

WESTERN OHIO FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1403116

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

28 East Main Street, Springfield, Ohio 45501-0509

(Address of principal executive offices)
(Zip Code)

(937) 325-9990

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X          No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class: Common stock, $.01 par value	Outstanding at May 7, 2001 1,778,567 common shares

WESTERN OHIO FINANCIAL CORPORATION

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Item 2. Condensed Financial Statements

(Amounts in thousands, except share data)

	March 31,	December 31,
	2001	2000

ASSETS

Cash and cash equivalents	$7,771	$4,805

Securities available for sale	43,662	48,653

Federal Home Loan Bank stock	8,157	8,014

Loans, net	283,332	283,604

Premises and equipment, net	4,483	4,566

Other assets	3,311	2,920

Total assets	$350,716	$352,562

LIABILITIES AND SHAREHOLDERS’ EQUITY

Noninterest bearing deposits	$7,213	$8,112

Interest bearing deposits	205,570	200,220

Borrowed funds	93,432	100,225

Other liabilities	2,798	2,195

Total liabilities	309,013	310,752

Shareholders’ equity

Common stock, $.01 par value, 7,250,000 shares authorized, 2,645,000 shares issued	26	26

Additional paid-in capital	40,622	40,617

Accumulated other comprehensive income (loss)	(313)	(740)

Unearned employee stock ownership plan shares	(774)	(833)

Unearned management recognition plan shares	(91)	(102)

Shares held by deferred compensation plan	(168)	(168)

Treasury stock; 866,433 and 829,166 shares, at cost	(17,736)	(17,055)

Retained earnings	20,137	20,065

Total shareholders’ equity	41,703	41,810

Total liabilities and shareholders’ equity	$350,716	$352,562

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,

	2001	2000

Interest and dividend income

Loans, including fees	$5,679	$5,599

Securities	767	850

Interest-bearing deposits and overnight funds	10	33

Other interest and dividend income	143	129

	6,599	6,611

Interest expense

Deposits	2,716	2,469

Borrowed funds	1,398	1,720

	4,114	4,189

Net interest income	2,485	2,422

Provision for loan losses	105	84

Net interest income after provision for loan losses	2,380	2,338

Noninterest income

Service charges	375	293

Net gain on sale of loans	22	1

Net gain on sale of securities	3	—

Other	5	5

	405	299

Noninterest expense

Salaries and employee benefits	1,015	1,021

Occupancy and equipment	211	199

Federal deposit insurance	10	11

State franchise taxes	135	129

Advertising	70	81

Data processing	185	244

Other	344	321

	1,970	2,006

Income before income taxes	815	631

Income tax expense	293	226

Net income	$522	$405

Earnings per common share

Basic	$.30	$.22

Diluted	$.30	$.22

Dividends per common share	$.25	$.25

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2001	2000

Net income	$522	$405

Other comprehensive income (loss), net of tax:

Unrealized gain (loss) on securities available for sale arising during the period	429	(63)

Reclassification adjustment for amounts realized on securities sales included in net income	(2)	—

Total other comprehensive income (loss)	427	(63)

Comprehensive income (loss)	$949	$342

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amount in thousands)

	Three Months Ended
	March 31,

	2001	2000

Net cash from operating activities	$1,050	$(162)

Cash flows from investing activities

Loans:

Loan originations, net of payments received	(245)	(12,188)

Purchase of loans	(773)	—

Proceeds from sale of loans	1,224	—

Securities available for sale:

Maturities and principal payments	1,485	961

Purchases	(497)	—

Sales	4,622	—

Premises and equipment expenditures	(90)	(473)

Proceeds from sale of premises and equipment	21	9

Net cash from investing activities	5,747	(11,691)

Cash flows from financing activities

Net change in deposits	4,451	2,527

Net change in advances from borrowers for taxes and insurance	(342)	(313)

Purchase of treasury stock	(689)	(1,147)

Cash dividends paid	(463)	(469)

Proceeds from exercise of stock options	5	—

Net increase (decrease) in short-term borrowings	(8,900)	107

Proceeds from FHLB advances	2,500	7,985

Repayments on FHLB advances	(393)	(159)

Net cash from financing activities	(3,831)	8,531

Net change in cash and cash equivalents	2,966	(3,322)

Cash and cash equivalents at beginning of period	4,805	9,614

Cash and cash equivalents at end of period	$7,771	$6,292

Supplemental disclosures of cash flow information

Cash paid during the period for:

Interest	$3,889	$4,072

Income taxes	—	—

Noncash activities

Transfer of loans held for sale to portfolio loans	—	217

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2000. The financial data and results of operations for interim periods presented may not necessarily reflect the results to be anticipated for the entire year. Internal financial information is primarily reported and aggregated solely in the line of the banking business.

Consolidation Policy: The financial statements include Western Ohio Financial Corporation (the “Western”) and its wholly-owned subsidiary Cornerstone Bank (“Cornerstone”), together referred to as the Corporation. The financial statements of Cornerstone include the accounts of its wholly-owned subsidiaries, CornerstoneBanc Financial Services, Inc. (“CFSI”) and West Central Financial Services, Inc. (“WCFS”). Intercompany transaction and balances are eliminated in consolidation.

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

Earnings Per Common Share: Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Ownership Plan (“ESOP”) shares are considered to be outstanding for the calculation unless unearned. Management Recognition Plan (“MRP”) shares are considered outstanding as they become vested. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

Accounting for Derivative Instruments and Hedging Activities: Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flow. SFAS 133, does not allow hedging of a security which is classified as held to maturity, accordingly, upon adoption of SFAS 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS 133 became effective for the Company beginning January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the Company’s financial statements since no derivatives are currently held.

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 2 — SECURITIES

The amortized cost and fair values of securities available for sale were as follows:

(Amounts in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value

March 31, 2001

U.S. government agencies	$10,000	$—	$(366)	$9,634

Mortgage-backed securities	34,136	82	(190)	34,028

Total	$44,136	$82	$(556)	$43,662

December 31, 2000

U.S. government agencies	$10,000	$—	$(566)	$9,434

Mortgage-backed securities	39,774	39	(594)	39,219

Total	$49,774	$39	$(1,160)	$48,653

Gross proceeds from sales of securities during the three months ended March 31, 2001 were $4,589,000, with gross gains of $3,000 included in earnings. There were no sales during the three months ended March 31, 2000.

NOTE 3 — LOANS

Loans were as follows:

(Amounts in thousands)

	March 31,	December 31,
	2001	2000

First mortgage loans secured by:

One- to four- family residential	$176,540	$178,106

Other properties	68,729	67,919

Construction properties	6,444	8,476

	251,713	254,501

Consumer and other loans

Consumer	1,463	1,608

Commercial	15,045	14,090

Home equity	18,531	17,766

	35,039	33,464

Total loans	286,752	287,965

Less:

Net deferred loan fees, premiums and discounts	(98)	(87)

Loans in process	(1,582)	(2,609)

Allowance for loan losses	(1,740)	(1,665)

	$283,332	$283,604

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses was as follows:
(Amount in thousands)

	Three Months Ended
	March 31,

	2001	2000

Beginning balance	$1,665	$2,781

Provision for loan losses	105	84

Recoveries	20	24

Charge-offs	(50)	(59)

Ending balance	$1,740	$2,830

Nonperforming loans were $2,718,000 and $3,601,000 at March 31, 2001 and December 31, 2000.

	2001	2000

Year-end loans with no allocated allowance for loan losses	$776	32

Year-end loans with allocated allowance for loan losses	204	843

Total	$980	$875

NOTE 4 — DEPOSITS

Deposits were as follows:
(Amounts in thousands)

	March 31,	December 31,
	2001	2000

Checking – Noninterest bearing	$7,213	$8,112

Checking — Interest bearing	11,995	10,839

Money market accounts	45,209	44,859

Passbook and savings accounts	10,939	10,994

Certificates of deposit	137,427	133,528

	$212,783	$208,332

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 5 – EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation were as follows:
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,

	2001	2000

Basic earnings per common share

Net income	$522	$405

Weighted average common shares outstanding	1,804	1,995

Less: Average unallocated ESOP shares	(52)	(67)

Less: Average nonvested MRP shares	(4)	(48)

Average shares	1,748	1,880

Basic earnings per common share	$.30	$.22

	Three Months Ended
	March 31,

	2001	2000

Diluted earnings per common share

Net income	$522	$405

Weighted average common shares outstanding for basic earnings per common shares	1,748	1,880

Add: Dilutive effects of average nonvested MRP shares	—	—

Add: Dilutive effects of stock options	11	1

Average shares and dilutive potential common shares	1,759	1,881

Diluted earnings per common share	$.30	$.22

Stock options covering 105,808 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2001 as they were antidilutive.

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 6 — STOCK OPTION PLANS

The following is a summary of activity in the stock option and incentive plan:

	Stock Options

	Options		Weighted Average
	Available	Options	Exercise
	for Grant	Outstanding	Price

December 31, 2000	161,532	241,346	$18.56

Granted	(500)	500	18.50

Forfeited	4,628	(4,628)	17.50

Exercised	—	(330)	14.75

March 31, 2001	165,660	237,218	$18.58

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition of the Corporation as of March 31, 2001 as compared to December 31, 2000, and the results of operations for the three months ended March 31, 2001, compared with the same periods in 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Forward-Looking Statements

When used in this filing and in future filings by the Corporation with the Securities and Exchange Commission, in the Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Corporation’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation’s market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected.

The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Analysis of Financial Condition

Consolidated assets of the Corporation totaled $350.7 million at March 31, 2001, a decrease of $1.9 million from the December 31, 2000, total of $352.6 million. The primary decrease in assets is a result of a decrease of $5.0 million in securities available for sale offset by a $3.0 million increase in cash and cash equivalents. The decrease in securities available for sale is due to sales to reduce interest rate sensitivity within the investment portfolio.

Net loans decreased $300,000 during the three months ended March 31, 2001 to $283.3 from $283.6 million at December 31, 2000. For the period, commercial loans increased $1.0 million to $15.0 million at March 31, 2001. Other real estate properties also increased $.8 million from $68.0 million at December 31, 2000 to $68.8 million at March 31, 2001. Traditional one-to-four family residential mortgage loans decreased $1.6 million to $176.5 at March 31, 2001 from $178.1 million at December 31, 2000. In addition, home equity lines of credit increased $.7 million from $17.8 million at December 31, 2000 to $18.5 million at March 31, 2001.

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and cash equivalents increased by $3.0 million to $7.8 million on March 31, 2001, from $4.8 million on December 31, 2000. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions. The increase was primarily the result of the proceeds from the sales and maturities of securities during the quarter.

Securities available for sale decreased $5.0 million from $48.7 million at December 31, 2000, to $43.7 million on March 31, 2001. The decline was due to the sale of existing mortgage-backed securities available for sale. These fixed-rate lower coupon securities were sold to reduce interest rate sensitivity within the investment portfolio.

Deposits at March 31, 2001 totaled $212.8 million, an increase of $4.5 million, or 2.1% from $208.3 million at December 31, 2000. The increase occurred primarily in certificates of deposits which increased $3.9 million, or 2.9%. The Bank continues to offer competitive certificate of deposit rates. Savings and money market accounts increased $300,000 to $45.2 million as of March 31, 2001 compared to $44.9 on December 31, 2000.

FHLB advances at March 31, 2001 totaled $93.4 million, a decrease of $6.8 million or 6.8% from $100.2 million at December 31, 2000. The majority of borrowed funds are invested in loans to leverage the Corporation’s excess capital and improve the Corporation’s return on equity over time.

Total shareholders’ equity decreased $100,000 from $41.8 million at December 31, 2000, to $41.7 million at March 31, 2001. This decrease is primarily due to the Corporation purchasing approximately $700,000, or 37,600 shares, of its common stock during the first three months of 2001.

As of March 31, 2001, the Corporation had commitments to make $1.3 million of residential loans. It is expected that these loans will be funded within 30 days. The Corporation also had $1.6 million in commitments to fund loans on residential properties under construction as well as $4.8 million in commitments to disburse on nonresidential loans. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $3.9 million and unused home equity lines of credit were $11.0 million. Commitments to originate nonmortgage loans total $600,000.

Results of Operations

Operating results of the Corporation are affected by general economic conditions, monetary and fiscal policies of federal agencies and policies of agencies regulating financial institutions. The Corporation’s cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by demand for real estate and other types of loans which, in turn, is affected by the interest rates at which such loans are made, general economic conditions and availability of funds for lending activities.

The Corporation’s net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets, other income, noninterest expense and income taxes. The Corporation’s net income of $522,000 for the three months ended March 31, 2001, represented an increase of $117,000 compared to the same period in 2000. Basic earnings per share increased $.08 per share from $.22 per share for 2000 to $.30 per share for 2001.

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income is the largest component of the Corporation’s income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $2,485,000 for the three months ended March 31, 2001, compared to $2,422,000 for the same period in 2000. The Corporation remains liability sensitive whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Corporation’s net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of rising interest rates. Accordingly, in a rising interest rate environment, the Corporation may need to increase rates to attract and retain deposits. Since the Corporation’s loans generally mature or reprice over longer time periods than its deposits, the rise in interest rates may not have such an immediate impact on interest-earning assets. This lag could negatively affect net interest income in future periods

Interest and fees on loans totaled $5,679,000 for the three months ended March 31, 2001 compared to $5,599,000 for the three months ended March 31, 2000. The increase was due primarily to the overall increase in average balances of commercial and commercial real estate loans.

Interest and dividends on securities totaled $767,000 for the three months ended March 31, 2001, and $850,000 for the three months ended March 31, 2000. The decrease was due to principal payments on securities as well as the sale of securities in the first quarter of 2001.

Interest on deposits totaled $2,716,000 for the three months ended March 31, 2001 and $2,469,000 for the three months ended March 31, 2000. This increase was due to higher interest rates to attract and retain both certificates of deposit and money market accounts.

Interest on FHLB advances was $1,398,000 for the three months ended March 31, 2001 compared to $1,720,000 for the three months ended March 31,2000. The decrease is due to a $6.8 million decrease in borrowings from the FHLB and lower cost of new advances.

The Corporation maintains an allowance for loan losses in an amount which, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Corporation’s loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision for loan losses totaled $105,000 for the three months ended March 31, 2001, compared to $84,000 for the three months ended March 31, 2000.

Loan charge-offs were $50,000 for the three months ended March 31, 2001 compared to $59,000 for the same period in 2000. Recoveries were $20,000 for the three months ended March 31, 2001 compared to $24,000 for the three months ended March 31, 2000. Due to the increase in commercial and commercial real estate loans, management increased the loan loss provision for the quarter ended March 31, 2001 by $21,000. The Corporation will continue to review its allowance for loan losses and make further provisions as economic and asset quality conditions dictate. The Corporation maintains its allowance for loan losses at a level that it considers to be adequate to provide for probable incurred losses.

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest income totaled $405,000 for the three months ended March 31, 2001 compared to $299,000 for the same period in 2000. The increase is primarily due to an increase in loan service and prepayment fees. Additionally, the Corporation realized gains on loans sold of approximately $22,000, compared to only $1,000 for the similar period last year.

Noninterest expense totaled $1,970,000 for the three months ended March 31, 2001 compared to $2,006,000 for the same period in 2000. Noninterest expense is comprised of employee compensation and benefits, occupancy, deposit insurance premiums, state franchise taxes and miscellaneous other expenses. Data processing expenses decreased $59,000 for the three month period ending March 31, 2001 compared to the same period in 2000.

The Corporation recently announced its intent to open a new full service branch office. This new office will be located in Centerville, Ohio and is expected to open during the summer. The branch opening will contribute to an increase in operating expenses.

The change in income tax is primarily attributable to the change in income before income taxes. Income tax expense totaled $293,000, or an effective rate of 35.9%, for the three months ended March 31, 2001, compared to $226,000, or an effective rate of 35.8% , for the three months ended March 31, 2000.

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

Office of Thrift Supervision (“OTS”) regulations presently require Cornerstone Bank to maintain sufficient liquidity to assure its safe and sound operation. To that end, Cornerstone Bank maintains investments having maturities of 5 years of less, sells loans into the secondary market and borrows funds from the FHLB. These activities are intended to provide a source of relatively liquid funds on which Cornerstone may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At March 31, 2001 Cornerstone had commitments to originate fixed rate loans totaling $1.3 million. In addition, Cornerstone had $1.6 million in commitments to fund loans on residential properties under construction as well as $4.8 million in commitments to fund nonresidential loans. Unused commercial lines of credit were $3.9 million and unused home equity lines of credit were $11.0 million. Cornerstone had no commitments to purchase or sell loans. Cornerstone considers it’s liquidity and capital reserves sufficient to meet its outstanding short and long-term needs.

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

The following table summarizes Cornerstone’s regulatory capital requirements and actual capital at March 31, 2001.

	Actual capital		Current requirement

(Dollars in thousands)	Amount	Percent	Amount	Percent

Tangible capital	$39,678	11.30%	$5,268	1.5%

Core capital	39,678	11.30	14,049	4.0

Risk-based capital	41,005	17.21	19,055	8.0

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Excess of actual
	capital over current
	requirement

			Applicable
(Dollars in thousands)	Amount	Percent	Asset Total

Tangible capital	$34,410	9.80%	$351,237

Core capital	25,629	7.30	351,237

Risk-based capital	21,950	9.21	238,187

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2001, from that presented in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION

PART II — OTHER INFORMATION

Item 1 -	Legal Proceedings None

Item 2 -	Changes in Securities and Use of Proceeds

None

Item 3 -	Defaults Upon Senior Securities

None

Item 4 -	Submission of Matters to a Vote of Security Holders

None

Item 5 -	Other Information

None

Item 6 -	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

Not required

(b)	No current reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.

See accompanying notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN OHIO FINANCIAL CORPORATION (Registrant)

Date:	5/11/01	/s/ John Raisbeck

President and Chief Executive Officer (Principal Executive Officer)

Date:	5/11/01	/s/ Craig F. Fortin

Senior Vice President and Chief Financial Officer (Principal Financial Officer)

See accompanying notes to condensed consolidated financial statements.