Form 10-Q
period 2001-06-30
WESTERN OHIO FINANCIAL CORP
filed 2001-08-09
CIK 920769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 2001

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

Yes    X      No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 9, 2001
Common stock, $.01 par value	common shares 1,773,001

WESTERN OHIO FINANCIAL CORPORATION

2.

Item 1. Condensed Financial Statements

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Amounts in thousands, except share data)

	June 30,	December 31,
	2001	2000

ASSETS

Cash and cash equivalents	$6,137	$4,805

Securities available for sale	42,487	48,653

Federal Home Loan Bank stock	8,304	8,014

Loans, net	280,071	283,604

Premises and equipment, net	4,513	4,566

Other assets	2,827	2,920

Total assets	$344,339	$352,562

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$212,475	$208,332

Borrowed funds	87,616	100,225

Other liabilities	2,455	2,195

Total liabilities	302,546	310,752

Shareholders’ equity

Common stock, $.01 par value, 7,250,000 shares authorized, 2,645,000 shares issued	26	26

Additional paid-in capital	40,615	40,617

Accumulated other comprehensive income	(203)	(740)

Unearned employee stock ownership plan shares	(714)	(833)

Unearned management recognition plan shares	(92)	(102)

Shares held by deferred compensation plan	(169)	(168)

Treasury stock; 872,833 and 829,166 shares at cost, respectively	(17,842)	(17,055)

Retained earnings	20,172	20,065

Total shareholders’ equity	41,793	41,810

Total liabilities and shareholders’ equity	$344,339	$352,562

See accompanying notes to condensed consolidated financial statements.

3.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Interest income

Loans, including fees	$5,502	$5,435	$11,181	$10,409

Securities	677	805	1,444	1,655

Interest-bearing deposits and overnight funds	31	24	41	57

Other interest and dividend income	148	138	291	269

	6,358	6,402	12,957	12,390

Interest expense

Deposits	2,712	2,574	5,428	5,043

Borrowed funds	1,259	1,313	2,657	2,409

	3,971	3,887	8,085	7,452

Net interest income	2,387	2,515	4,872	4,938

Provision for loan losses	84	84	189	168

Net interest income after provision for loan losses	2,303	2,431	4,683	4,770

Noninterest income

Service charges	327	293	702	590

Gain on sale of loans	41	–	63	–

Gain on sale of securities	–	–	3	–

Other noninterest income	5	8	10	10

	373	301	778	600

Noninterest expense

Salaries and employee benefits	1,026	1,012	2,041	2,033

Occupancy and equipment	215	193	426	392

FDIC insurance	10	13	20	23

State Franchise taxes	132	130	267	259

Advertising	63	86	133	173

Professional Services	100	78	194	173

Data processing	211	196	396	440

Other noninterest expense	261	272	511	494

	2,018	1,980	3,988	3,987

Income before income tax	658	752	1,473	1,383

Income tax expense	226	267	519	493

Net income	$432	$485	$954	$890

Earnings per common share

Basic	$.25	$.26	$.55	$.48

Diluted	$.25	$.26	$.55	$.48

Dividends per common share	$.25	$.25	$.50	$.50

See accompanying notes to condensed consolidated financial statements.

4.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income	$432	$485	$954	$890

Other comprehensive income net of tax:

Unrealized gain on securities available for sale arising during the period	110	195	539	132

Reclassification adjustment for amounts realized on securities sales included in net income	–	–	(2)	–

Total other comprehensive income	110	195	537	132

Comprehensive income	$542	$680	$1,491	$1,022

See accompanying notes to condensed consolidated financial statements.

5.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amount in thousands)

	Six Months Ended
	June 30,

	2001	2000

Net cash from operating activities	$1,667	$513

Cash flows from investing activities

Loans:

Loan originations, net of payments received	5,009	(12,791)

Purchase of loans	(1,582)	(11,928)

Securities available for sale:

Maturities and principal payments	3,742	2,418

Purchase of securities	(1,459)	–

Sales	4,585	–

Premises and equipment expenditures	(273)	(724)

Proceeds from sale of premises and equipment	20	16

Net cash from investing activities	10,042	(23,009)

Cash flows from financing activities

Net change in deposits	4,143	5,713

Net decrease in advances from borrowers for taxes and insurance	(220)	(118)

Purchase of treasury stock	(853)	(1,365)

Cash dividends paid	(873)	(967)

Proceeds from exercise of stock options	35	–

Proceeds from FHLB advances	24,650	41,045

Repayments on FHLB advances	(37,259)	(24,924)

Net cash from financing activities	(10,377)	19,384

Net change in cash and cash equivalents	1,332	(3,112)

Cash and cash equivalents at beginning of period	4,805	9,614

Cash and cash equivalents at end of period	$6,137	$6,502

Supplemental disclosures of cash flow information

Cash paid during the period for:

Interest	$8,153	$7,437

Income taxes	386	535

Noncash activities

Transfer of loans held for sale to portfolio loans	–	217

See accompanying notes to condensed consolidated financial statements.

6.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2000. The financial data and results of operations for interim periods presented may not necessarily reflect the results to be anticipated for the entire year. Internal financial information is primarily reported and aggregated solely in the line of the banking business.

Consolidation Policy: The financial statements include Western Ohio Financial Corporation (“Western”) and its wholly-owned subsidiary Cornerstone Bank (“Cornerstone”), together referred to as the Corporation. The financial statements of Cornerstone include the accounts of its wholly-owned subsidiaries, CornerstoneBanc Financial Services, Inc. (“CFSI”) and West Central Financial Services, Inc. (“WCFS”). Intercompany transactions and balances are eliminated in consolidation.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

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

7.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” SFAS 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact the Company’s financial statements if it enters into a business combination.

Also, in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. The adoption of this Statement will no materially impact the Company’s financial statements.

8.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – SECURITIES

The amortized cost and fair values of securities available for sale were as follows:

(Amounts in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value

June 30, 2001

U.S. government agencies	$10,000	$–	$(369)	$9,631

Mortgage-backed securities	32,794	148	(86)	32,856

Total	$42,794	$148	$(455)	$42,487

December 31, 2000

U.S. government agencies	$10,000	$	$(566)	$9,434

Mortgage-backed securities	39,774	39	(594)	39,219

Total	$49,774	$39	$(1,160)	$48,653

Gross proceeds from sales of securities during the six month period ending June 30, 2001 were $4,589,000, with gross gains of $3,000 included in earnings. There were no sales of securities during the three and six months ended June 30, 2000.

NOTE 3 – LOANS

Loans were as follows:

(Amounts in thousands)

	June 30,	December 31,
	2001	2000

First mortgage loans secured by:

One- to four- family residential	$168,664	$178,106

Other properties	70,234	67,919

Construction properties	5,560	8,476

	244,458	254,501

Consumer and other loans

Consumer	1,388	1,608

Commercial	18,576	14,090

Home equity	19,000	17,766

	38,964	33,464

Total loans	283,422	287,965

Less:

Net deferred loan fees, premiums and discounts	(89)	(87)

Loans in process	(1,651)	(2,609)

Allowance for loan losses	(1,611)	(1,665)

	$280,071	$283,604

9.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses was as follows:

(Amount in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Beginning balance	$1,740	$2,830	$1,665	$2,781

Provision for loan losses	84	84	189	168

Recoveries	16	23	36	47

Charge-offs	(229)	(1,440)	(279)	(1,499)

Ending balance	$1,611	$1,497	$1,611	$1,497

Nonperforming loans were $3,300,268 and $3,601,000 at June 30, 2001 and December 31, 2000.

Impaired loans were as follows:

	June 30,	December 31,
	2001	2000

Loans with no allocated allowance for loan losses	$1,037	1,709

Loans with allocated allowance for loan losses	207	352

Total	$1,244	$2,061

Amount of the allowance for loan losses allocated	$214	$241

NOTE 4 – DEPOSITS

Deposits were as follows:

(Amounts in thousands)

	June 30,	December 31,
	2001	2000

Checking – Noninterest bearing	$7,669	$8,112

Checking – Intererst bearing	10,724	10,839

Money market accounts	47,949	44,859

Passbook and savings accounts	10,785	10,994

Certificates of deposit	135,348	133,528

	$212,475	$208,332

10.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation were as follows:

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic earnings per common share

Net income	$432	$485	$954	$890

Weighted average common shares outstanding	1,774	1,916	1,789	1,935

Less: Average unallocated ESOP shares	(48)	(63)	(50)	(64)

Less: Average nonvested MRP shares	(4)	(6)	(4)	(7)

Average shares	1,722	1,847	1,735	1,864

Basic earnings per common share	$.25	$.26	$.55	$.48

Diluted earnings per common share

Net income	$432	$485	$954	$890

Weighted average common shares outstanding for basic earnings per common shares	1,722	1,847	1,735	1,864

Add: Dilutive effects of average nonvested MRP shares	–	–	–	–

Add: Dilutive effects of stock options	11	3	11	4

Average shares and dilutive potential common shares	1,733	1,850	1,746	1,868

Diluted earnings per common share	$.25	$.26	$.55	$.48

Stock options covering 105,008 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2001, as they were antidilutive. In addition, nonvested MRP awards for 4,531 and 4,029 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2001.

11.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – STOCK OPTION PLANS

The following is a summary of activity in the stock option and incentive plan:

	Stock Options

	Options		Weighted Average
	Available	Options	Exercise
	for Grant	Outstanding	Price

December 31, 2000	161,532	241,346	$18.56

Granted	(5,800)	5,800	17.91

Forfeited	5,428	(5,428)	18.31

Exercised	–	(2,333)	14.75

June 30, 2001	161,160	239,835	$18.59

12.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2001 as compared to December 31, 2000, and the results of operations for the three and six months ended June 30, 2001, compared with the same periods in 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Forward-Looking Statements

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Analysis of Financial Condition

Consolidated assets of the Company totaled $344.3 million at June 30, 2001, a decrease of $8.3 million from the December 31, 2000, total of $352.6 million. The decrease in assets is a result of a decrease of $6.2 million in securities available for sale and a decrease of $3.5 million in net loans receivable. Funds from securities and loans were primarily used to retire Federal Home Loan Bank borrowings of $12.5 million.

Net loans decreased $3.5 million, or 1.2% during the six months ended June 30, 2001, decreasing from $283.6 million in December 31, 2000 to $280.1 million on June 30, 2001. Traditional one-to-four family residential mortgage loans decreased $9.4 million to $168.7 at June 30, 2001 from $178.1 million at December 31, 2000, primarily due to amortization and payoffs exceeding new volume. For the period, this decrease was offset by commercial loan originations increasing $4.5 million to $18.6 million at June 30, 2001, and other real estate property originations increasing $2.3 million from $67.9 million at December 31, 2000 to $70.2 million at June 30, 2001. These changes continue Cornerstone’s effort to diversify its portfolio into more commercial type loans.

13.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and cash equivalents increased by $1.3 million to $6.1 million on June 30, 2001, from $4.8 million on December 31, 2000. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions. The increase was primarily the result of selling loans that were originated in the last quarter and the funding being completed June 28, 2001.

Securities available for sale decreased $6.2 million from $48.7 million at December 31, 2000, to $42.5 million on June 30, 2001. The decline was due to sales of securities of $4.6 million in addition to principal repayments on existing mortgage-backed securities available for sale. The fixed-rate lower coupon securities were sold to reduce interest rate sensitivity within the investment portfolio.

Deposits at June 30, 2001 totaled $212.5 million, an increase of $4.2 million, or 2.0% from $208.3 million at December 31, 2000. The increases occurred in money market accounts and certificates of deposits. The Bank continues to offer competitive rates for both products.

FHLB advances at June 30, 2001 totaled $87.6 million, a decrease of $12.5 million or 12.5% from $100.2 million at December 31, 2000. With the growth in deposits and liquidity generated by the loan and securities portfolios, the Bank reduced borrowings from the FHLB during the period. The majority of borrowed funds are invested in loans to leverage the Company’s excess capital and improve the Company’s return on equity over time.

Total shareholders’ equity decreased $17,000 at December 31, 2000, to $41.8 million at June 30, 2001. This decrease is primarily due to the Company purchasing approximately $853,000, or 46,600 shares, of its common stock during the first six months of 2001 offset by an improvement of $537,000 in accumulated other comprehensive loss.

As of June 30, 2001, the Company had commitments to make $812,000 of residential loans. It is expected that these loans will be funded within 30 days. The Company also had $1.7 million in commitments to fund loans on residential properties under construction as well as commitments to disburse $6.6 million on other mortgage loans. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $3.5 million and unused home equity lines of credit were $11.1 million. Commitments to originate nonmortgage loans total $415,000.

Results of Operations

Operating results of the Company are affected by general economic conditions, monetary and fiscal policies of federal agencies and policies of agencies regulating financial institutions. The Company’s cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by demand for real estate and other types of loans, which, in turn, is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

The Company’s net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets, other income, noninterest expense and income taxes. The Company’s net income of $432,000 and $954,000 for the three and six months ended June 30, 2001, represented a decrease of $53,000 for the three months ended June 30, 2001 compared to a $64,000 increase for the six month period ended June 30, 2001. Basic earnings per share decreased $.01 for the three month period ended June 30, 2001 from $.26 per share for the period ended June 30, 2000 to $.25 per share for the period ended June 30, 2001. Earnings per

14.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

share for the six month period ended June 30, 2001 was $.55 per share compared to $.48 per share for the same period ended June 2000, an increase of $.07 or 14.6%.

Net interest income is the largest component of the Company’s income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $2,387,000 and $4,872,000 for the three and six months ended June 30, 2001, compared to $2,515,000 and $4,938,000 for the same periods in 2000. The Company remains liability sensitive whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Company’s net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of rising interest rates. Accordingly, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits. Since the Company’s loans generally mature or reprice over longer time periods than its deposits, the rise in interest rates may not have such an immediate impact on interest-earning assets. This lag could negatively affect net interest income in future periods.

Interest and fees on loans totaled $5,502,000 and $11,181,000 for the three and six months ended June 30, 2001 compared to $5,435,000 and $10,409,000 the three and six months ended June 30, 2000. The increases were due primarily to the increased origination of commercial and commercial real estate loans.

Interest and dividends on securities totaled $677,000 and $1,444,000 for the three and six months ended June 30, 2001, and $805,000 and $1,655,000 for the three and six months ended June 30, 2000. The decrease was due to sales on securities and principal payments on securities available for sale.

Interest on deposits totaled $2,712,000 and $5,428,000 for the three and six months ended June 30, 2001 and $2,574,000 and $5,043,000 for the three and six months ended June 30, 2000. This increase was due to increased volume and rates in certificates of deposit and money market accounts. While general market rates have decreased with recent Federal Reserve Board actions, repricing of interest on certificate of deposits lags market trends due to timing of the certificate maturities.

Interest on FHLB advances was $1,259,000 and $2,657,000 for the three and six months ended June 30, 2001 compared to $1,313,000 and $2,409,000 for the three and six months ended June 30, 2000. The decrease for the three months ended June 30, 2001 is due to the repayment of FHLB advances. For the six month period ended June 30, 2001, the increase is due to an increase in average outstanding borrowings from the FHLB to fund loan growth and higher average rates on the advances.

The Company maintains an allowance for loan losses in an amount, which, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Company’s loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision for loan losses totaled $84,000 and $189,000 for the three and six months ended June 30, 2001, compared to $84,000 and $168,000 for the three and six months ended June 30, 2000.

15.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan charge-offs were $229,000 and $279,000 for the three and six months ended June 30, 2001 compared to $1,440,000 and $1,499,000 for the same periods in 2000. The decrease is primarily due to the Company resolving two large problem loans and charging-off portions of two others last year.

Noninterest income totaled $374,000 and $778,000 for the three and six months ended June 30, 2001 compared to $301,000 and $600,000 for the same periods in 2000. The increase is primarily due to an increase in loan service and prepayment fees as well as increases in checking and savings charges. In addition, there were $41,000 and $63,000 loan sale gains for the three and six months ended June 30, 2001, and none for the same periods last year.

Noninterest expense totaled $2,019,000 and $3,988,000 for the three and six months ended June 30, 2001 compared to $1,980,000 and $3,987,000 for the same periods in 2000. Noninterest expense is comprised of employee compensation and benefits, occupancy, deposit insurance premiums, state franchise taxes and miscellaneous other expenses. No individual component had a significant change from the same period in 2000.

The Company announced its intent to open a new full service branch office. This new office will be located in Centerville, Ohio and is expected to open during the second half of 2001. The branch opening will contribute to an increase in operating expenses.

The change in income tax is primarily attributable to the change in income before income taxes. Income tax expense totaled $226,000 and $519,000, or an effective rate of 34.3% and 35.2%, for the three and six months ended June 30, 2001, compared to $267,000 and $493,000, or an effective rate of 35.5% and 35.6%, for the three and six months ended June 30, 2000.

16.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

Office of Thrift Supervision (“OTS”) regulations presently require Cornerstone Bank to maintain sufficient liquidity to assure its safe and sound operation. To that end, Cornerstone Bank maintains investments having maturities of 5 years or less, sells loans into the secondary market and borrows funds from the FHLB. These activities are intended to provide a source of relatively liquid funds on which Cornerstone may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At June 30, 2001 Cornerstone had commitments to originate fixed rate loans totaling $812,000. In addition, Cornerstone had $1.7 million in commitments to fund loans on residential properties under construction as well as $6.6 million in commitments to fund nonresidential loans. Unused commercial lines of credit were $3.5 million and unused home equity lines of credit were $11.1 million. Cornerstone had no commitments to purchase or sell loans. Cornerstone considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs.

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

The following table summarizes Cornerstone’s regulatory capital requirements and actual capital at June 30, 2001.

					Excess of actual
					capital over current
	Actual capital		Current requirement		requirement

							Applicable
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Asset Total

Tangible capital	$40,161	11.7%	$5,172	1.5%	$34,989	10.2%	$344,810

Core capital	40,161	11.7	13,792	4.0	26,369	7.7	344,810

Risk-based capital	41,558	17.4	19,090	8.0	22,468	9.4	238,631

17.

WESTERN OHIO FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2001, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

18.

WESTERN OHIO FINANCIAL CORPORATION
PART II – OTHER INFORMATION

Item 1 –	Legal Proceedings

None

Item 2 –	Changes in Securities and Use of Proceeds

None

Item 3 –	Defaults Upon Senior Securities

None

Item 4 –	Submission of Matters to a Vote of Security Holders

The annual meting of shareholders was held on April 26, 2001. Two items were presented to shareholders for consideration and action:

	1)	The re-election of three directors David L. Dillahunt, Howard V. Dodds, and John W. Raisbeck of the Corporation for terms expiring in 2004. All three directors were re-elected receiving 1,508,355, 1,508,386 and 1,476,982 votes respectively. The remaining directors continuing after the meeting are: William N. Scarff, Aristides G. Gianakopoulos, John E. Field and Jeffrey L. Levine.

	2)	The ratification of Crowe, Chizek and Company L.L.P. as auditors for the Corporation for the fiscal year ending December 31, 2001. The appointment of auditors was ratified with votes cast for 1,518,913 and 11,272 against.

Item 5 –	Other Information

None

Item 6 –	Exhibits and Reports on Form 8-K

	(a)	Exhibits

	(b)	No current reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

19.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN OHIO FINANCIAL CORPORATION
(Registrant)

Date:	8/9/01	/s/ John W. Raisbeck

John W. Raisbeck President and Chief Executive Officer (Principal Executive Officer)

Date:	8/9/01	/s/ Craig F. Fortin

Craig F. Fortin Senior Vice President and Chief Financial Officer (Principal Financial Officer)

20.