Form 10-Q
period 2001-09-30
WESTERN OHIO FINANCIAL CORP
filed 2001-11-09
CIK 920769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended September 30, 2001

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

Yes           No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at November 9, 2001

Common stock, $.01 par value	1,773,168 common shares

WESTERN OHIO FINANCIAL CORPORATION

2.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

Item 1. Condensed Financial Statements
(Amounts in thousands)

	September 30,	December 31,
	2001	2000

ASSETS

Cash and cash equivalents	5,891	4,805

Securities available for sale	42,005	48,653

Federal Home Loan Bank stock	8,451	8,014

Loans, net	272,563	283,604

Premises and equipment, net	4,773	4,566

Other assets	3,148	2,920

Total assets	$336,921	$352,562

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$210,325	$208,332

Borrowed funds	81,581	100,225

Other liabilities	2,496	2,195

Total liabilities	294,402	310,752

Shareholders’ equity

Common stock, $.01 par value, 7,250,000 shares authorized, 2,645,000 shares issued	26	26

Additional paid-in capital	40,613	40,617

Accumulated other comprehensive income (loss)	425	(740)

Unearned employee stock ownership plan shares	(655)	(833)

Unearned management recognition plan shares	(82)	(102)

Shares held by deferred compensation plan	(173)	(168)

Treasury stock; 871,499 and 829,166 shares at cost, respectively	(17,811)	(17,055)

Retained earnings	20,176	20,065

Total shareholders’ equity	42,519	41,810

Total liabilities and shareholders’ equity	$336,921	$352,562

See accompanying notes to condensed consolidated financial statements.

3.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	September 30,		September 30,
	2001	2000	2001	2000

Interest income

Loans, including fees	$5,209	$5,584	$16,390	$15,993

Securities	631	809	2,075	2,464

Interest-bearing deposits and overnight funds	50	14	91	71

Other interest and dividend income	146	145	437	414

	6,036	6,552	18,993	18,942

Interest expense

Deposits	2,556	2,698	7,984	7,742

Borrowed funds	1,167	1,438	3,824	3,847

	3,723	4,136	11,808	11,589

Net interest income	2,313	2,416	7,185	7,353

Provision for loan losses	84	84	273	252

Net interest income after provision for loan losses	2,229	2,332	6,912	7,101

Noninterest income

Service charges	377	193	1,079	785

Gain on sale of loans	75	74	138	72

Gain on sale of securities	—	—	3	—

Other noninterest income	6	85	16	95

	458	352	1,236	952

Noninterest expense

Salaries and employee benefits	992	981	3,033	3,013

Occupancy and equipment	191	208	617	600

FDIC insurance	10	11	30	34

State franchise taxes	132	129	399	388

Professional services	108	81	302	254

Advertising	107	116	240	289

Data processing	199	187	595	627

Other noninterest expense	287	211	798	706

	2,026	1,924	6,014	5,911

Income before income tax	661	760	2,134	2,142

Income tax expense	226	271	745	764

Net income	$435	$489	$1,389	$1,378

Earnings per common share

Basic	$.25	$.27	$.80	$.75

Diluted	$.25	$.27	$.80	$.74

Dividends per common share	$.25	$.25	$.75	$.75

See accompanying notes to condensed consolidated financial statements.

4.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net income	$435	$489	$1,389	$1,378

Other comprehensive income , net of tax:

Unrealized gain on securities available for sale arising during the period	628	359	1,167	491

Reclassification adjustment for amounts realized on securities sales included in net income	—	—	(2)	—

Total other comprehensive income	628	359	1,165	491

Comprehensive income	$1,063	$848	$2,552	$1,869

See accompanying notes to condensed consolidated financial statements.

5.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(Amount in thousands)	September 30,
	2001	2000

Net cash from operating activities	$1,740	$1,572

Cash flows from investing activities

Loans:

Loan originations, net of payments received	12,478	(9,521)

Purchase of loans	(1,582)	(11,928)

Securities available for sale:

Maturities and principal payments	6,131	3,784

Purchase of securities	(2,469)	(1,118)

Sales of securities	4,623	—

Premises and equipment expenditures	(691)	(941)

Proceeds from sale of premises and equipment	20	29

Net cash from investing activities	18,510	(19,695)

Cash flows from financing activities

Net change in deposits	1,993	4,832

Net decrease in advances from borrowers for taxes and insurance	(303)	(338)

Purchase of treasury stock	(853)	(2,132)

Cash dividends paid	(1,316)	(1,444)

Proceeds from exercise of stock options	49	—

Net increase (decrease) in short-term borrowings	(16,075)	12,516

Proceeds from FHLB advances	2,500	960

Repayments on FHLB advances	(5,069)	(1,377)

Net cash from financing activities	(19,074)	13,017

Net change in cash and cash equivalents	1,176	(5,106)

Cash and cash equivalents at beginning of period	4,805	9,614

Cash and cash equivalents at end of period	$5,981	$4,508

Supplemental disclosures of cash flow information

Cash paid during the period for:

Interest	$12,186	$11,463

Income taxes	646	640

Noncash activities

Transfer of loans held for sale to portfolio loans	—	217

See accompanying notes to condensed consolidated financial statements.

6.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2000. The financial data and results of operations for interim periods presented may not necessarily reflect the results to be anticipated for the entire year. Internal financial information is primarily reported and aggregated solely in the line of the banking business.

Consolidation Policy: The financial statements include Western Ohio Financial Corporation (“Western”) and its wholly-owned subsidiary Cornerstone Bank (“Cornerstone”), together referred to as the Company. The financial statements of Cornerstone include the accounts of its wholly-owned subsidiaries, CornerstoneBanc Financial Services, Inc. (“CFSI”) and West Central Financial Services, Inc. (“WCFS”). Intercompany transactions and balances are eliminated in consolidation.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

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

Accounting for Derivative Instruments and Hedging Activities: Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flow. SFAS 133, does not allow hedging of a security that is classified as held to maturity, accordingly, upon adoption of SFAS 133, companies may reclassify any security from held to maturity to

7.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

available for sale if they wish to be able to hedge the security in the future. SFAS 133 became effective for the Company beginning January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the Company’s financial statements since no derivatives are currently held.

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

Also, in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets’, which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. The adoption of this Statement will not materially impact the Company’s financial statements.

8.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 — SECURITIES

The amortized cost and fair values of securities available for sale were as follows:

(Amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value

September 30, 2001

U.S. government agencies	$10,000	$16	$—	$10,016

Mortgage-backed securities	31,362	630	(3)	31,989

Total	$41,362	$646	$(3)	$42,005

December 31, 2000

U.S. government agencies	$10,000	$—	$(566)	$9,434

Mortgage-backed securities	39,774	39	(594)	39,219

Total	$49,774	$39	$(1,160)	$48,653

Gross proceeds from sales of securities during the nine month period ending September 30, 2001 were $4,623,000, with gross gains of $3,000 included in earnings. There were no sales of securities during the nine months ended September 30, 2000.

NOTE 3 — LOANS

Loans were as follows:

(Amounts in thousands)	September 30,	December 31,
	2001	2000

First mortgage loans secured by:

One- to four- family residential	$163,456	$178,106

Other properties	66,219	67,919

Construction properties	3,222	8,476

	232,897	254,501

Consumer and other loans

Consumer	1,300	1,608

Commercial	22,400	14,090

Home equity	18,687	17,766

	42,387	33,464

Total loans	275,284	287,965

Less:

Net deferred loan fees, premiums and discounts	(97)	(87)

Loans in process	(1,025)	(2,609)

Allowance for loan losses	(1,599)	(1,665)

	$272,563	$283,604

9.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses was as follows:

(Amount in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Beginning balance	$1,611	$1,497	$1,665	$2,781

Provision for loan losses	84	84	273	252

Recoveries	31	52	67	99

Charge-offs	(127)	(76)	(406)	(1,575)

Ending balance	$1,599	$1,557	$1,599	$1,557

Nonperforming loans were $3,090,000 and $3,601,000 at September 30, 2001 and December 31, 2000.

Impaired loans were as follows:

	September 30,	December 31,
	2001	2000

Loans with no allocated allowance for loan losses	$532	1,709

Loans with allocated allowance for loan losses	226	352

Total	$758	$2,061

Amount of the allowance for loan losses allocated	$79	$241

NOTE 4 — DEPOSITS

Deposits were as follows:

(Amounts in thousands)	September 30,	December 31,
	2001	2000

Checking – Noninterest bearing	$7,154	$8,112

Checking — Interest bearing	11,262	10,839

Money market accounts	54,214	44,859

Passbook and savings accounts	10,958	10,994

Certificates of deposit	126,737	133,528

	$210,325	$208,332

10.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation were as follows:
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Basic earnings per common share

Net income	$435	$489	$1,389	$1,378

Weighted average common shares outstanding	1,773	1,922	1,784	1,958

Less: Average unallocated ESOP shares	(45)	(60)	(48)	(63)

Less: Average nonvested MRP shares	(4)	(47)	(5)	(48)

Average shares	1,724	1,815	1,731	1,847

Basic earnings per common share	$.25	$.27	$.80	$.75

Diluted earnings per common share

Net income	$435	$489	$1,389	$1,378

Weighted average common shares outstanding for basic earnings per common shares	1,724	1,815	1,731	1,847

Add: Dilutive effects of average nonvested MRP shares	—	—	—	—

Add: Dilutive effects of stock options	11	3	11	3

Average shares and dilutive potential common shares	1,735	1,818	1,742	1,850

Diluted earnings per common share	$.25	$.27	$.80	$.74

Stock options covering 105,808 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2001 as they were antidilutive. In addition, nonvested MRP awards for 4,457 and 4,565 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2001.

11.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 — STOCK OPTION PLANS

The following is a summary of activity in the stock option and incentive plan:

	Stock Options

	Options		Weighted Average
	Available	Options	Exercise
	for Grant	Outstanding	Price

December 31, 2000	161,532	241,346	$18.56

Granted	(5,800)	5,800	17.91

Forfeited	5,428	(5,428)	18.31

Exercised	—	(3,667)	13.86

September 30, 2001	161,160	238,051	$18.63

12.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition
             and Results of Operations

The following discusses the financial condition of the Company as of September 30, 2001 as compared to December 31, 2000, and the results of operations for the three and nine months ended September 30, 2001, compared with the same periods in 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Analysis of Financial Condition

Consolidated assets of the Company totaled $336.9 million at September 30, 2001, a decrease of $15.7 million from the December 31, 2000, total of $352.6 million. The primary decrease in assets is a result of a decrease of $11.0 million in net loans receivable as well as a decrease of $6.6 million in securities available for sale. Funds from loans and securities were primarily used to retire Federal Home Loan Bank borrowings of $18.6 million.

Net loans decreased $11.0 million, or 3.9% during the nine months ended September 30, 2001, decreasing from $283.6 million in December 31, 2000 to $272.6 million on September 30, 2001. Traditional one-to-four family residential mortgage loans decreased $14.7 million to $163.4 million at September 30, 2001 from $178.1 million at December 31, 2000, primarily due to loan sales, amortization and payoffs exceeding new volume. For the period, this decrease was offset by commercial loan originations increasing $8.3 million to $22.4 million at September 30, 2001 from $14.1 million at December 31, 2000. These increases were the result of Cornerstone’s effort to diversify its portfolio into more commercial type loans.

13.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and cash equivalents increased by $1.1 million to $5.9 million on September 30, 2001, from $4.8 million on December 31, 2000. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions. The increase was primarily the result of loan and security sales.

Securities available for sale decreased $6.6 million from $48.7 million at December 31, 2000, to $42.1 million on September 30, 2001. The decline was due to sales of securities of $4.6 million in addition to principal repayments on existing mortgage-backed securities available for sale. The fixed-rate lower coupon securities were sold to reduce interest rate sensitivity within the investment portfolio.

Deposits at September 30, 2001 totaled $210.3 million, an increase of $2.0 million from $208.3 million at December 31, 2000. The increase occurred primarily in money market accounts, which increased $9.3 million to $54.2 at September 30, 2001 from $44.9 million at December 31, 2000. Certificates of deposits decreased $6.8 million from $133.5 million at December 31, 2000 to $126.7 million at September 30, 2001.

FHLB advances at September 30, 2001 totaled $81.6 million, a decrease of $18.6 million or 18.6% from $100.2 million at December 31, 2000. With the liquidity generated by the loan and securities portfolios, the Bank reduced borrowings from the FHLB during the period. The majority of borrowed funds are invested in loans to leverage the Company’s excess capital and improve the Company’s return on equity over time.

Total shareholders’ equity increased $700,000 from $41.8 million at December 31, 2000, to $42.5 million at September 30, 2001. This increase is primarily due to an improvement of $1.2 million in accumulated other comprehensive income offset by the Company purchasing approximately $853,000, or 46,600 shares, of its common stock during the first nine months of 2001.

As of September 30, 2001, the Company had commitments to make $1.5 million of residential loans; $2.4 million in commitments to fund draws on nonresidential loans and $3.6 million in commitments to fund commercial loans. It is expected that these loans will be funded within 30-60 days. The Company also had $1.0 million in commitments to fund loans on residential properties under construction. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $8.1 million and unused home equity lines of credit were $11.4 million.

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

The Company’s net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets, other income, noninterest expense and income taxes. The Company’s net income of $435,000 and $1,389,000 for the three and nine months ended September 30, 2001, represented a decrease of $54,000 and an increase of $11,000 respectively when compared to the same periods in 2000. Basic earnings per share decreased $.02 for the three month period ended September 30, 2001 from $.27 per share for the

14.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

period ended September 30, 2000 to $.25 per share for the period ended September 30, 2001. Earnings per share for the nine-month period ended September 30, 2001 was $.80 per share compared to $.75 per share for the same period ended September 30, 2000, an increase of $.05 or 6.6%.

Net interest income is the largest component of the Company’s income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $2,313,000 and $7,185,000 for the three and nine months ended September 30, 2001, compared to $2,416,000 and $7,353,000 for the same periods in 2000. The Company remains liability sensitive whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Company’s net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of rising interest rates. Accordingly, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits. Since the Company’s loans generally mature or reprice over longer time periods than its deposits, the rise in interest rates may not have such an immediate impact on interest-earning assets. This lag could negatively affect net interest income in future periods

Interest and fees on loans totaled $5,209,000 and $16,390,000 for the three and nine months ended September 30, 2001 compared to $5,584,000 and $15,993,000 the three and nine months ended September 30, 2000. The decrease for the three-month period ending September 30, 2001 is due to the decrease in the interest rate market during the period. The increase for the nine-month period was due primarily to the increased origination of commercial loans.

Interest and dividends on securities totaled $631,000 and $2,075,000 for the three and nine months ended September 30, 2001, and $809,000 and $2,464,000 for the three and nine months ended September 30, 2000. The decrease was due to sales of securities and principal payments on securities available for sale.

Interest on deposits totaled $2,556,000 and $7,984,000 for the three and nine months ended September 30, 2001 and $2,698,000 and $7,742,000 for the three and nine months ended September 30, 2000. The decrease in the three month period ended September 30, 2001 is the result of the Federal Reserve Board reducing interest rates which immediately affected short term money market rates. The increase in the nine-month period is due to the rate on certificate of deposits lagging the market due to timing of maturities.

Interest on FHLB advances was $1,168,000 and $3,824,000 for the three and nine months ended September 30, 2001 compared to $1,438,000 and $3,847,000 for the three and nine months ended September 30, 2000. The decrease is due to the repayment of borrowings to the FHLB as well as to a decrease in average rates on those advances.

The Company maintains an allowance for loan losses in an amount, which, in management’s judgement, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgement and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Company’s loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision for loan

15.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

losses totaled $84,000 and $273,000 for the three and nine months ended September 30, 2001, compared to $84,000 and $252,000 for the three and nine months ended September 30, 2000.

Loan charge-offs were $127,000 and $407,000 for the three and nine months ended September 30, 2001 compared to $76,000 and $1,575,000 for the same periods in 2000. The decrease for the nine months is primarily due to the Company resolving two large problem loans and charging-off portions of two others last year.

Noninterest income totaled $458,000 and $1,236,000 for the three and nine months ended September 30, 2001 compared to $352,000 and $952,000 for the same periods in 2000. The increase is primarily due to an increase in loan service and prepayment fees as well as increases in checking and savings charges. In addition there were $141,000 in gains on sale of loans for the nine months ended September 30, 2001 compared to $72,000 for the period ended September 30, 2000.

Noninterest expense totaled $2,026,000 and $6,014,000 for the three and nine months ended September 30, 2001 compared to $1,924,000 and $5,911,000 for the same periods in 2000. Noninterest expense is comprised of employee compensation and benefits, occupancy, deposit insurance premiums, state franchise taxes and miscellaneous other expenses. No individual component had a significant change from the same period in 2000.

The Company opened a new full service branch office located in Centerville, Ohio. The branch opening will contribute to an increase in operating expenses beginning in the fourth quarter from additional depreciation of premises and equipment and additional staffing.

The change in income tax is primarily attributable to the change in income before income taxes. Income tax expense totaled $226,000 and $745,000, or an effective rate of 34.2%, for the three months ended September 30, 2001 and 34.9% for the nine months ended September 30, 2001, compared to $271,000 and $764,000, or an effective rate of 35.7% for the three and nine months ended September 30, 2000.

16.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

Office of Thrift Supervision (“OTS”) regulations presently requires Cornerstone Bank to maintain sufficient liquidity to assure its safe and sound operation. To that end, Cornerstone Bank maintains investments having maturities of 5 years or less, sells loans into the secondary market and borrows funds from the FHLB. These activities are intended to provide a source of relatively liquid funds on which Cornerstone may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At September 30, 2001 Cornerstone had commitments to originated fixed rate loans totaling $1.5 million and commitments to originate $3.6 million in commercial loans. In addition, Cornerstone had $1.0 million in commitments to fund loans on residential properties under construction as well as $2.4 million in commitments to fund nonresidential loans. Unused commercial lines of credit were $8.1 million and unused home equity lines of credit were $11.4 million. Cornerstone had no commitments to purchase or sell loans. Cornerstone considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs.

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

The following table summarizes Cornerstone’s regulatory capital requirements and actual capital at September 30, 2001.

					Excess of actual
					capital over current
	Actual capital		Current requirement		requirement
							Applicable
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Asset Total

Tangible capital	$40,655	12.10%	$5,039	1.5%	$35,616	10.60%	$335,916

Core capital	40,655	12.10	13,437	4.0	27,218	8.10	335,916

Risk-based capital	42,157	18.38	18,351	8.0	23,710	10.38	229,388

17.

WESTERN OHIO FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Bank monitors its interest risk using both an internal model and the OTS model. The Bank’s internal model indicates a decrease in net portfolio value (“NPV”) should rates increase, which is consistent with prior disclosures. However, the Bank model also indicates potential decreases in NPV in rate shocks down from today’s already historically low interest rate levels. Increased mortgage loan prepayments and refinancing, the timing of both certificates of deposit and FHLB advance maturities, and a zero interest rate floor on other deposit products could adversely affect net portfolio value.

Other than the above exception, there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2001, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

18.

WESTERN OHIO FINANCIAL CORPORATION
PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

                  None

Item 2 — Changes in Securities and Use of Proceeds

                  None

Item 3 — Defaults Upon Senior Securities

                  None

Item 4 — Submission of Matters to a Vote of Security Holders

                  None

Item 5 — Other Information

                  None

Item 6 — Exhibits and Reports on Form 8-K

                  (a) Exhibits

                  (b) No current reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

19.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN OHIO FINANCIAL CORPORATION (Registrant)

Date:	November 9, 2001	/s/ John W. Raisbeck

President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2001	/s/ Craig F. Fortin

Senior Vice President and Chief Financial Officer (Principal Financial Officer)

20.