Form 10-K405
period 2001-12-31
WESTERN OHIO FINANCIAL CORP
filed 2002-03-25
CIK 920769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ____________ to ____________

                 Commission file number 0-24120

WESTERN OHIO FINANCIAL CORPORATION
(Name of registrant in its charter)

DELAWARE	31-1403116

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 East Main Street Springfield, Ohio	45501-0509

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (937) 325-4683

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES . NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

At March 1, 2002, the aggregate market value of voting stock held by nonaffiliates of the registrant, based on a share price of $19.10 per share (such price being the average of the bid and asked prices on such date) was $33.5 million.

At March 1, 2002, there were issued and outstanding 1,755,501 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K — Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2001.
Part III of Form 10-K — Portions of the Proxy Statement for Annual Meeting of Shareholders.

1.

FORWARD-LOOKING STATEMENTS

Western Ohio Financial Corporation and its wholly-owned subsidiary, (the “Bank”), may from time to time make written or oral “forward-looking statements,” including statements contained in its filings with the Securities and Exchange Commission. These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in the Company’s reports to shareholders and in other communications, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The list of important factors stated above is not exclusive. We do not undertake, and expressly disclaim any obligation, to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or (the “Bank”).

2.

PART I

ITEM 1. BUSINESS

General

Western Ohio Financial Corporation (the “Company”), a Delaware corporation, was organized in March 1994 for the purpose of becoming a savings and loan holding company. Western Ohio Financial Corporation holds Cornerstone Bank (the “Bank”) whose principal business has traditionally consisted of attracting deposits from the general public, and (the “Bank”) making loans secured by residential real estate. In October 1997, the Company formed another subsidiary, CornerstoneBanc Financial Services, Incorporated (formerly West Central Mortgage Services, Incorporated), (“CFSI”).

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

The Company serves its customers through its main office in Springfield, Ohio and six branch offices in Enon, New Carlisle, Springfield, Yellow Springs, Beavercreek and Centerville. At December 31, 2001, the Company had total assets of $341.7 million, deposits of $220.3 million and shareholders’ equity of $41.9 million, or 12.3% of total assets. The Company’s common stock is traded on the Nasdaq National Market under the symbol “WOFC.”

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

The Company’s primary market area consists of Clark, Greene and portions of Montgomery counties. Located in west-central Ohio, Clark and Greene counties economic environment consists of a traditional industrial base supplemented by the service and support industries, and its close proximity to a major U.S. military installation, Wright Patterson Air Force Base. Since September 11, 2001, the Air Force Base has increased some of its military operations and this could increase the economic environment in Clark and Greene counties. International Truck and Engine Corporation is the largest industrial employer in Clark county. Its Clark county operations have provided stable employment for the area over the last several decades. However, in the past couple of years, the company has shifted its operations to smaller truck production. This has led to several layoffs and could possibly affect the Company’s market area. The Community Hospital, Clark State Community College and Wittenberg are also major employers in the area. In 2000, Clark county had an unemployment rate of 4.6% as compared to the State of Ohio at 3.7%. The unemployment rate in Clark county increased to 5.6% in 2001 as compared with 4.5% for the State of Ohio. For the year ended 2001, Greene county had an unemployment rate of 3.6%, up from 3.2% in 2000. In addition, Montgomery county had an unemployment rate of 4.4% in 2001 compared to 3.5% in the year 2000.

3.

According to the 2000 U.S. Census, Clark county had a population of approximately 144,742, Greene county 147,886 and Montgomery county 559,062. In comparison to the 1990 U.S. Census, Clark county decreased 1.9%, Greene county increased 8.2% and Montgomery county decreased 2.6%. The median household income for Clark county was $36,145, Greene county $46,768 and Montgomery county was $37,174.

Lending Activities

General

The Company primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one-to-four family real estate, commercial and multi-family real estate and construction loans, home equity and commercial business loans in its market area. At December 31, 2001, the Company’s net loan portfolio, excluding loans in process and deferred loan fees, premiums and discounts, totaled $269.3 million. At December 31, 2001, the Company’s gross loan portfolio, totaled $272.7 million, of which $154.9 million, or 56.8%, was comprised of permanent loans secured by one-to-four family real estate.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See “Regulation — Federal Regulation of Savings Institutions.” At December 31, 2001, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities was $5.9 million. At December 31, 2001, the Bank did not have any loans outstanding in excess of such limitation. The largest principal balance and commitment to lend to any one borrower, or group of related borrowers, at the Bank was $5.0 million secured by a first mortgage on nonresidential real estate property and assignment of rents. In addition, three borrowers had a combined principal and commitment outstanding of $13.3 million at December 31, 2001. The first borrower’s outstanding credit is secured by marketable securities. The second borrower’s outstanding credit is secured by a first and second mortgage on nonresidential real estate and business assets. The third borrower’s outstanding credit is secured by a first mortgage on a hotel property and business assets. At December 31, 2001, each of these loans was performing in accordance with its terms.

Management always reserves the right to change its emphasis on the amount or type of lending in which the Company engages to adjust to market or other factors, including changes in the Company’s asset/ liability management policies.

4.

Loan Portfolio Composition

The following information reflects the composition of the Company’s loan portfolio, in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.

	December 31,

	2001		2000		1999		1998		1997

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Real Estate Loans:

One-to-four family	$154,915	56.82%	$178,106	61.85%	$178,304	68.01%	$177,109	74.87%	$224,289	79.10%

Multi-family	28,665	10.51	29,610	10.28	30,233	11.53	12,422	5.25	11,247	3.97

Commercial real estate	40,176	14.73	38,309	13.31	22,339	8.52	20,675	8.74	21,583	7.61

Construction	3,737	1.37	8,476	2.94	6,923	2.64	3,908	1.65	7,275	2.57

Total real estate loans	227,493	83.43	254,501	88.38	237,799	90.70	214,114	90.51	264,394	93.25

Other Loans:

Consumer Loans:

Home equity	19,468	7.14	17,766	6.17	15,369	5.86	10,054	4.25	6,906	2.43

Deposit account	45	.02	85	.03	146	.06	257	.11	485	.17

Home improvement	—	—	—	—	—	—	15	—	18	—

Other secured	471	.17	957	.33	1,664	.64	3,173	1.34	5,374	1.90

Other	773	.28	566	.20	1,679	.64	2,034	.86	2,493	.88

Total consumer loans	20,757	7.61	19,374	6.73	18,858	7.20	15,533	6.56	15,276	2.13

Commercial business loans	24,415	8.96	14,090	4.89	5,499	2.10	6,914	2.93	3,886	1.37

Total other loans	45,172	16.57	33,464	11.62	24,357	9.30	22,447	9.49	19,162	6.75

Total loans	272,665	100.00%	287,965	100.00%	262,156	100.00%	236,561	100.00%	283,556	100.00%

Less:

Loans in process	(1,553)		(2,609)		(4,659)		(2,364)		(1,784)

Deferred fees and discounts	(117)		(87)		(62)		(83)		(119)

Allowance for loan losses	(1,695)		(1,665)		(2,781)		(3,200)		(3,922)

Total loans, net	$269,300		$283,604		$254,654		$230,914		$277,731

5.

The following schedule shows the contractual maturity of the Company’s gross loan portfolio at December 31, 2001. The schedule does not include any principal prepayment assumptions (dollars in thousands).

	One- to						Construction and
	Four-family		Nonresidential		Commercial		Development		Consumer		Total
Due During
Periods		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Ending		Average		Average		Average		Average		Average		Average
December 31	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

2002(1)(2)	$2,264	5.08%	$4,959	6.39%	$13,873	5.75%	$867	5.96%	$211	13.36%	$22,174	5.90%

2003 to 2006	4,148	7.88	9,523	7.45	6,215	5.93	104	6.88	1,942	7.05	21,932	7.06

2007 and following	148,503	7.35	54,359	7.58	4,327	7.56	2,766	7.63	18,604	5.06	228,559	7.22

	$154,915	7.33%	$68,841	7.48%	$24,415	6.11%	$3,737	7.22%	$20,757	5.33%	$272,665	7.10%

(1)	Includes construction loans.

(2)	Includes demand loans and loans having no stated maturity.

The following table sets forth at December 31, 2001, the dollar amount of gross loans receivable contractually due after December 31, 2002, whether such loans have fixed interest rates or adjustable interest rates (dollars in thousands).

	Due After December 31, 2002

	Fixed	Adjustable	Total

Real estate loans:

One-to-four family	$118,964	$33,687	$152,651

Nonresidential	19,223	44,659	63,882

Construction	2,870	—	2,870

Other loans:

Consumer loans	1,004	19,542	20,546

Commercial business loans	1,422	9,120	10,542

Total	$143,535	$106,956	$250,491

6.

One- to Four-Family Residential Mortgage and Construction Lending

The Company focuses its lending efforts on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. Residential loan originations of this type are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At December 31, 2001, the Company’s one-to-four family residential permanent mortgage loans totaled $154.9 million, or 56.8% of the Company’s total gross loan portfolio.

At December 31, 2001, $119.7 million of the Company’s one-to-four family residential mortgage loans, or 43.6% of the Company’s total gross loan portfolio, had fixed interest rates. From time to time, the Company may purchase loans secured by one-to-four family residences.

The Company currently originates up to a maximum of 30-year, owner occupied one-to-four family residential mortgage loans in amounts up to 97% of the appraised value of the security property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan-to-value level. Interest rates charged on these loans are priced on a regular basis according to market conditions. Residential loans do not include prepayment penalties. The Company also originates up to a maximum of 30-year one-to-four family residential loans to nonowner-occupants, with loan-to-value ratios of up to 90% with private mortgage insurance.

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

The Company originates a limited number of loans to finance the construction of one-to-four family residences. At December 31, 2001, the Company had loans to finance the construction of one-to-four family residences totaling $3.7 million, or 1.4% of the Company’s loan portfolio. Substantially all of these loans are made to individuals who propose to occupy the premises upon completion of construction. Construction loans are generally structured for up to a 30-year term with a six-month construction phase, during which the borrower pays interest only. Upon completion of the construction phase, these loans continue as permanent loans of the Company. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

Multi-Family and Commercial Real Estate Lending

The Company also engages in commercial and multi-family real estate lending. At December 31, 2001, the Company had $68.8 million of permanent commercial and multi-family real estate loans, which represented 25.2% of the Company’s gross loan portfolio.

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

7.

Construction loans on multi-family and commercial real estate projects are structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 12 months. These construction loans have rates and terms that generally match any permanent multi-family or commercial real estate loan then offered by the Company, except that during the construction phase, the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds.

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

In addition, the Company from time to time has purchased loans secured by commercial and multi-family real estate. The Company purchased approximately $9.3 million of commercial and multi-family real estate participation loans in fiscal 2001.

Loans secured by commercial and multi-family real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. The largest loan is $5.0 million and is secured by a first mortgage on a nonresidential real estate property and assignments of leases and rents and as of December 31, 2001 was performing in accordance with its terms.

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

At December 31, 2001, consumer loans excluding home equity loans were $1.3 million or .5% of the Company’s gross loan portfolio. Home equity loans were $19.5 million or 7.1% of the Company’s gross loan portfolio as of December 31, 2001.

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

8.

dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Commercial Business Lending

Commercial business loans have been added to the list of the Company’s products. The outstanding balance of unsecured commercial lines of credit was $60,000 as of December 31, 2001. Commercial loans secured other than by mortgage had outstanding balances of $24.4 million as of December 31, 2001. The purpose of these loans will generally be for working capital or expansion of existing businesses. These loans have been priced at prime plus a specified spread, or at the one-year constant-maturity treasury index plus a specified spread. Some of these loans are payable on demand.

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

9.

The following table sets forth information concerning delinquent loans at December 31, 2001. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent for:

			Total
	60-89 Days	90 Days and Over	60 Days and Over

	(Dollars in Thousands)
Real estate

One- to four-family	$1,177	$1,767	$2,944

Construction	—	—	—

Commercial	454	400	854

Multi-family	—	—	—

Consumer/commercial	371	651	1,022

Total	$2,002	$2,818	$4,820

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

	At December 31,

	2001	2000	1999	1998	1997

Nonaccruing loans

One- to four-family	$1,767	$2,443	$1,304	$1,740	$612

Consumer	11	64	20	373	213

Commercial real estate/business loans	1,040	1,094	1,431	2,428	1,170

Total	2,818	3,601	2,755	4,541	1,995

Accruing loans delinquent more than 90 days	—	—	—	—	—

Foreclosed assets	—	—	—	56	56

Total nonperforming assets	$2,818	$3,601	$2,755	$4,597	$2,051

Total as a percentage of total assets	0.82%	1.02%	0.84%	1.40%	.55%

Total allowance for loan losses to nonperforming loans	60.15%	46.24%	100.94%	70.47%	196.59%

For the year ended December 31, 2001, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $265,000.

As of December 31, 2001, the Company had no other interest bearing assets which would be required to be disclosed as non-performing if such assets were loans.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at December 31, 2001, the Bank had classified a total of $3.1 million, or 9% of its total assets as substandard, $138,000 as doubtful and $86,000 as loss. At December 31, 2000, total classified assets were $3.3 million, or 1.2% of the Bank’s assets.

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

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

Although management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2001, the Company had a total allowance for loan losses of $1.7 million, or 0.6% of total loans. See Note 3 of the Notes to Consolidated Financial Statements in the Company’s Annual Report to Shareholders filed as Exhibit 13 hereto.

11.

The following table sets forth an analysis of the Company’s allowance for loan losses.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in Thousands)
Balance at beginning of period	$1,665	$2,781	$3,200	$3,922	$1,716

Charge-offs

One- to four-family	(57)	(41)	(215)	(28)	(79)

Consumer	(125)	(103)	(373)	(228)	—

Commercial	(231)	(1,444)	(148)	(122)	—

	(413)	(1,588)	(736)	(378)	(79)

Recoveries

One- to four-family	27	38	20	—	—

Consumer	41	66	48	19	—

Commercial	17	19	3	—	—

	85	123	71	19	—

Net charge-offs	(328)	(1,465)	(665)	(359)	(79)

Additions charged to operations	358	349	246	(363)	2,285

Balance at end of period	$1,695	$1,665	$2,781	$3,200	$3,922

Ratio of net charge-offs to average loans outstanding during the year	0.12%	0.54%	0.27%	0.14%	0.00%

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,

	2001		2000		1999		1998		1997

		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in Thousands)
One- to four-family	$632	56.8%	$667	61.9%	$474	68.0%	$519	74.9%	$669	79.1%

Multi-family	49	10.5	50	10.3	170	11.5	55	5.3	190	4.0

Commercial real estate	119	14.7	106	13.3	728	8.5	828	8.7	1,338	7.6

Construction	4	1.4	19	2.9	3	2.6	3	1.7	72	2.6

Consumer	111	7.6	93	6.7	173	7.2	510	6.6	548	5.4

Commercial business	229	9.0	441	4.9	598	2.1	585	2.9	432	1.4

Unallocated	551	—	289	—	635	—	700	—	673	—

Total	$1,695	100.0%	$1,665	100.0%	$2,781	100.0%	$3,200	100.0%	$3,922	100.0%

12.

Investment Activities

Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of December 31, 2001, Cornerstone considers its available liquidity sufficient to meets its outstanding short and long-term needs.

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”), certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

The investment policy of the Company is to invest funds among various categories of investments and maturities based upon the need for liquidity, to achieve balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company’s asset/liability management policies.

At December 31, 2001, the Company’s cash and interest-bearing deposits in other financial institutions totaled $16.9 million, or 4.9% of total assets. The Company also has an $8.6 million investment in the common stock of the FHLB of Cincinnati in order to satisfy the requirement for membership therein.

The Company periodically invests in MBSs and CMOs (collectively “mortgage-backed securities”). At December 31, 2001 the Company had investments in mortgage-backed securities of $36.0 million, or 10.5% of total assets. The MBSs, which totaled $20.8 million at December 31, 2001, were all insured or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. Accordingly, management believes that the Company’s mortgage-backed securities are generally more resistant to credit problems than loans, which generally lack such insurance or guarantees. Because these securities represent a pass through of principal and interest from underlying individual 30-year mortgages, such securities do present prepayment risk. The CMO securities held by the Company also carry certain risks. The principal represented by such securities may be repaid over a longer or shorter period than initially assumed and may hinder certain aspects of the Company’s asset/liability management strategy. As of December 31, 2001, the Company held $15.2 million of CMO securities. Mortgage-backed securities can serve as collateral for borrowings and, through sales and repayments, as a source of liquidity.

OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank’s unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At December 31, 2001, the Bank complied with this regulation. See “Regulation — Federal Regulation of Savings Institutions” for a discussion of additional restrictions on the Bank’s investment activities.

13.

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

	December 31,

	2001		2000		1999

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(Dollars in Thousands)
Securities:

U.S. government agencies	$2,105	$2,079	$10,000	$9,434	$10,000	$8,775

Municipal securities	1,634	1,563	—	—	—	—

Mortgage-backed securities	35,814	36,006	39,774	39,219	43,635	41,591

FHLB stock	8,568	8,568	8,014	8,014	7,451	7,451

Total securities and FHLB stock	$48,121	$48,216	$57,788	$56,667	$61,086	$57,817

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the investment securities portfolio, excluding FHLB of Cincinnati stock, as of December 31, 2001. The weighted average yield has been computed using the historical amortized cost for securities available for sale.

	December 31, 2001

	Less Than	1 to 5	6 to 10	Over 10
	1 Year	Years	Years	Years	Total
	Carrying	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value	Value

	(Dollars in Thousands)
Securities:

U.S. government agencies	$2,079	$—	$—	$—	$2,079

Municipal securities	499	1,064	—	—	1,563

Mortgage-backed securities	19,055	13,258	3,447	246	36,006

Total securities	$14,634	$14,321	$3,447	$246	$39,648

Weighted average yield	5.94%	6.27%	5.49%	5.96%	6.02%

Excluding those holdings in the investment portfolio in the U.S. government agencies, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholder’s equity at December 31, 2001.

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

14.

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

	Year Ended December 31,

	2001		2000		1999

	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in Thousands)
Demand and NOW accounts	$19,148	0.81%	$16,729	0.87%	$12,767	1.14%

Savings and money market accounts	60,117	3.57	58,437	4.34	64,387	3.94

Certificates of deposit	133,226	5.98	129,822	6.02	122,992	5.68

Total deposits	$212,491	4.83%	$204,988	5.12%	$200,146	4.83%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2001.

	Maturity

		Over	Over
	3 Months	3 to 6	6 to 12	Over
	or Less	Months	Months	12 Months	Total

	(Dollars in Thousands)
Certificates of deposit less than $100,000	$14,486	$15,854	$36,527	$40,976	$107,843

Certificates of deposit $100,000 or more	2,578	4,037	7,051	8,082	21,748

Total certificates of deposit	$17,064	$19,891	$43,578	$49,058	$129,591

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

15.

The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

	Year Ended December 31,

	2001	2000	1999

	(Dollars in Thousands)
Average balance outstanding during the year	$88,898	$91,189	$76,449

Maximum balance outstanding at any month-end during the year	$101,518	$100,296	$90,247

Balance outstanding at end of period	$76,655	$100,225	$82,183

Weighted average interest rate during the year	5.55%	5.74%	5.19%

Weighted average interest rate at end of year	5.45%	5.82%	5.41%

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

At December 31, 2001, the Bank had a book investment of $1.0 million in CornerstoneBanc Financial Services, an operating subsidiary created to generate mortgage lending in areas outside of the Bank’s normal lending area.

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

On November 12, 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was enacted into law. The GLB Act made sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed. A new “financial holding company,” which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities.

16.

The GLB Act permits unitary savings and loan holding companies in existence on May 4, 1999, including the Company to continue to engage in all activities that they were permitted to engage in prior to the enactment of the Act. Such activities are essentially unlimited, provided that the thrift subsidiary remains a qualified thrift lender. Any thrift holding company formed after May 4, 1999 will be subject to the same restrictions as a multiple thrift holding company. In addition, a unitary thrift holding company in existence at May 4, 1999 may be sold only to a financial holding company engaged in activities permissible for multiple savings and loan holding companies.

The GLB Act is not expected to have a material effect on the activities in which the Company is currently engaged, except to the extent that competition with other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

REGULATION

General

         The Bank is subject to regulation, examination and oversight by the OTS and the FDIC. The Bank must file periodic reports with the OTS and FDIC concerning its activities and financial condition. Examinations are conducted periodically by federal regulators to determine whether the Bank complies with various regulatory requirements and is operating in a safe and sound manner. The Bank is a member of the FHLB of Cincinnati. The description of the provisions that follows is a summary of a complex statutory and regulatory framework that governs the Company and its subsidiaries; it does not purport to be, and is not, a complete description.

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

Federal Regulation of Savings Institutions. The OTS has extensive authority over the operations of federal savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require an institution to provide for higher general or specific loan-loss reserves. All federal savings institutions are subject to a semi-annual assessment, based upon the institution’s total assets, to fund OTS operations. The Bank’s OTS assessment for the fiscal year ended December 31, 2001 was $82,000.

The OTS also has extensive enforcement authority over all federal savings institutions and their holding companies, including the Company. This enforcement authority includes, among other things, the ability to

17.

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

The Bank’s general permissible lending limit for loans-to-one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2001, the Bank’s lending limit under this restriction was $5.9 million. The Bank complies with the loans-to-one borrower limitation.

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

Other Laws and Regulations. The lending and deposit-taking activities of the Bank are subject to a variety of federal and state consumer protection laws, including the Equal Credit Opportunity Act (which prohibits discrimination in all aspects of credit-granting), the Truth-in-Lending Act (which principally mandates certain disclosures in connection with loans made for personal, family or household purposes and imposes substantive restrictions with respect to home equity lines of credit), the Truth-in-Savings Act (which principally mandates certain disclosures in connection with deposit-taking activities), the Fair Credit Reporting Act (which, among other things, requires a lender to disclose the name and address of the credit bureau from whom a lender obtains a report that resulted in a denial of credit), the Real Estate Settlement Procedures Act (which, among other things, requires residential mortgage lenders to provide loan applicants with closing cost information shortly after the time of application and prohibits referral fees in connection with loan originations and other real estate settlement services), the Electronic Funds Transfer Act (which, among other things, requires certain disclosures in connection with electronic fund transactions) and Expedited Funds Availability Act (which, among other things, requires that funds be made available for withdrawal in accordance with a prescribed schedule and that the schedule be disclosed to customers). As a federal savings bank, the Bank is exempt from most state laws, other than contract and commercial law; real property law; tort law and criminal law.

Insurance of Accounts and Regulation by the FDIC

The Bank’s deposits are insured by the Savings Association Insurance Fund (“SAIF”), which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets (“Tier 1 risk-based capital”) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy or pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. The Bank is classified as well capitalized.

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

18.

Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However SAIF insured institutions are required to pay a Financing Corporation (“FICO”) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. Prior to January 1, 2000, this assessment for SAIF insured institutions was 5.92 basis points. The assessment was 2.12 basis points on January 1, 2000 when BIF insured institutions fully participated in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

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

At December 31, 2001, the Bank had tangible capital of $39.2 million, or 11.5% of adjusted total assets, which is $34.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2001, the Bank had no intangibles that were subject to these tests. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

At December 31, 2001, the Bank had core capital equal to $39.2 million, or 11.5% of adjusted total assets, which is $25.5 million above the minimum leverage ratio requirement of 4% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2001, the Bank had no capital instruments that qualify as supplementary capital and $1.6 million of general loss reserves, which was less than 1.0% of risk-weighted assets.

19.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 2001.

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

On December 31, 2001, the Bank had total capital (as defined above) of $40.8 million (including $39.2 million in core capital and $1.6 of general loss reserves) and risk-weighted assets of $233.2 million. Total capital was 17.5% of risk-weighted assets. This amount was $22.1 million above the 8.0% requirement in effect on that date.

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

20.

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

Liquidity. Office of Thrift Supervision (“OTS”) regulations presently requires the Bank to maintain sufficient liquidity to assure its safe and sound operation. To that end, the Bank maintains investments having maturities of 5 years or less, sells loans into the secondary market and borrows funds from the FHLB. These activities are intended to provide a source of relatively liquid funds on which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At December 31, 2001 the Bank had commitments to originate mortgage one-to-four family loans totaling $921,000 and commitments to originated commercial and consumer loans of $2.3 million. In addition, the Bank had $1.6 million in commitments to fund loans on residential properties under construction as well as $1.8 million in commitments to fund nonresidential loans. The Bank had no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs.

Qualified Thrift Lender Test. Savings associations must meet one of two possible tests in order to be a qualified thrift lender (“QTL”). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments (“QTI”), which are general related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”). Under this test 65% of an institution’s “portfolio assets” (total assets less goodwill and other intangibles, property used to conduct business, and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of “domestic building and loan association” under the Internal Revenue Code of 1986, as amended (the Code). In order for an institution to meet the definition of

21.

a “domestic building and loan association” under the Code, at least 60% of such institution’s assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. At December 31, 2001 the Bank met the QTL test.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

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

Transactions with Insiders and Affiliates. Loans to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed the Bank’s Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the “disinterested” members of the board directors of the Bank with any “interested” director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Bank complied with such restrictions at December 31, 2001.

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

22.

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

FDIC. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally-insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (the “BIF”) for commercial banks and state savings banks and the SAIF for savings associations. The FDIC is required to maintain designated levels of reserves in each fund. The Bank’s deposit accounts are insured by the FDIC in the SAIF up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Bank, and has authority to initiate enforcement actions if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

The FDIC is required to maintain designated levels of reserves in each fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund’s ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution’s capital level and the FDIC’s level of supervisory concern about the institution. Since the Bank is considered a healthy institution under this system, it has historically paid the lowest assessment rate.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts). At December 31, 2001, the Bank complied with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board might be used to satisfy liquidity requirements that may be imposed by the OTS. (See “Liquidity.”)

Savings associations are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Banks. The FHLBs provide credit to their members in the form of advances. See “Deposits and Borrowings.” The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank complies with this requirement with an investment in stock of the FHLB of Cincinnati of $8.6 million at December 31, 2001.

23.

For the year ended December 31, 2001, dividends paid by the FHLB of Cincinnati to the Bank totaled $554,000, which constituted an $8,000 decrease over the amount of dividends received in 2000.

Federal Taxation

The Company and the Bank are each subject to the federal tax laws and regulations that apply to corporations generally. In addition to the regular income tax, the Company and the Bank may be subject to an alternative minimum tax imposed at a minimum tax rate of 20% on “alternative minimum taxable income"(which is the sum of a corporation’s regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation’s “adjusted current earnings” exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

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

The Small Business Act eliminated the percentage of taxable-income reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to use the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method. The Company and the Bank qualify as a small bank.

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

24.

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

For taxable years that began on or after January 1, 1996, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The “base amount” generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(C)(v) (generally a loan secured by residential real and church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e) as modified by the Small Business Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution’s post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid of the pre-1988 reserves.

The Bank has not been audited by the IRS recently with respect to federal income tax returns. In the opinion of management, any examination of still open returns would not result in a deficiency that could have a material adverse effect on the financial condition of the Bank.

Ohio Taxation

The Company is subject to the Ohio Corporation franchise tax, which, as applied to the Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 and (ii) 0.4% times taxable net worth. Under these alternative measures of computing tax liability, the states to which a taxpayer’s adjusted total net income and adjusted total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is $50 per year.

A special litter tax is also applicable to all corporations, including the Company, subject to the Ohio Corporation franchise tax other than “financial institutions.” If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and ..22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable-net worth.

Certain holding companies, such as the Company, will qualify for complete exemption from the net worth tax if certain conditions are met. The Company has in the past and will most likely in the future meet these conditions and therefore, will calculate its Ohio franchise tax on the net income basis.

The Bank is a “financial institution” for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on “financial institutions.” This annual tax was imposed at a rate of 1.3% for the 2001 tax year

25.

and thereafter of the Bank’s apportioned book net worth, determined in accordance with generally accepted accounting principles, less any statutory deduction. As a “financial institution,” the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

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

Name	Age	Positions Held with the Company

John W. Raisbeck	62	President and Chief Executive Officer

Craig F. Fortin	41	Senior Vice President, Treasurer and Chief Financial Officer

John T. Heckman	50	Executive Vice President

William E. Whitmoyer	54	Senior Vice President

Robert P. Brezing	56	Senior Vice President

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

William E. Whitmoyer. Mr. Whitmoyer is Senior Vice President of Mortgage lending. Mr. Whitmoyer has responsibility for all mortgage-banking functions and all consumer loans. From 1996 to February 2001, Mr. Whitmoyer served as Senior Vice President of Member Mortgage Services, Inc.

Robert P. Brezing. Mr. Brezing is Senior Vice President of the Company and the Bank, positions he has held since October 1997. He is manager of Business Banking responsible for all commercial loans, and commercial real estate loans. From 1988 to 1997, Mr. Brezing served as Vice President of Banc One Corporation, Columbus, Ohio.

Employees

At December 31, 2001, the Company and its subsidiary had 89 employees, including 12 part-time employees. The Company’s employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

27.

ITEM 2. PROPERTIES

The Company conducts its business at its main office, which also serves as its executive office, and the Bank’s six branch offices located in its market area. The following table sets forth information relating to each of the Company’s offices as of December 31, 2001.

1. Main Office, 28 East Main Street, Springfield, Ohio
2.     Enon Branch, 7601 Dayton-Springfield Road, Enon, Ohio
3.     New Carlisle Branch, 210 North Main Street, New Carlisle, Ohio
4.     Springfield Branch, 1480 Upper Valley Pike, Springfield, Ohio
5.     Yellow Springs Branch, 50 Kahoe Lane, Yellow Springs, Ohio
6.     Beavercreek Branch, 3216 Seajay Drive, Beavercreek, Ohio
7. Centerville Branch, 6291 Wilmington Pike, Dayton, Ohio 45459

The Company owns all of its offices. The total net book value of the Company’s premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2001 was $4.9 million. The Company considers all properties to be in good operating condition and suitable for the purpose for which they are used. The properties are unencumbered by any mortgage or security interest and are, in management’s opinion, adequately insured. See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders filed as Exhibit 13 hereto.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

28.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

Page 6 of the Company’s 2001 Annual Report to Shareholders is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

Pages 6 and 7 of the Company’s 2001 Annual Report to Shareholders are herein incorporated by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 8 through 16 of the Company’s 2001 Annual Report to Shareholders are herein incorporated by reference.

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

The Company’s cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. Consequently, the results of operations are heavily influenced by the levels of short-term interest rates. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis. For additional information regarding market risk, see pages 20 to 21 of the Company’s 2001 Annual Report to Shareholders.

29.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 25 through 53 of the Company’s 2001 Annual Report to Shareholders are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Management has had no disagreements with the independent accountants on matters of accounting principals or financial statement disclosure required to be reported under this item.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 2002 (except for information contained under the headings “Compensation Committee Report on Executive Compensation” and “Stock Performance Presentation”), a copy of which will be filed not later than 120 days after the close of the fiscal year. For information concerning executive officers of the Company who are not also Directors, see “Executive Officers” in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the Company’s Common Stock (or any other equity securities, of which there is none), to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with in the year 2001.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 2002 (except for information contained under the headings “Compensation Committee Report on Executive Compensation” and “Stock Performance Presentation”), a copy of which will be filed not later than 120 days after the close of the fiscal year.

30.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 2002 (except for information contained under the headings “Compensation Committee Report on Executive Compensation” and “Stock Performance Presentation”), a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 2002 (except for information contained under the headings “Compensation Committee Report on Executive Compensation” and “Stock Performance Presentation”), a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements:

         The following information appearing in the Company’s Annual Report to Shareholders for the year ended December 31, 2001, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Pages in
Annual
Annual Report Section	Report

Report of Independent Auditors	25

Consolidated Balance Sheets	26

Consolidated Statements of Income	27

Consolidated Statements of Comprehensive Income	28

Consolidated Statements of Shareholders’ Equity	29

Consolidated Statements of Cash Flows	30-31

Notes to Consolidated Financial Statements	32-53

(a)  (2) Financial Statement Schedules:

Financial statement schedules are omitted as they are not applicable or the required information is contained in the financial statements or notes therein found in the Company’s 2001 Annual Report to Shareholders.

31.

(a)  (3) Exhibits:

Reference to Prior
Regulation		Filing or Exhibit
S-K Exhibit		Number Attached
Number	Document	Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3(i)	Certificate of Incorporation	*

3(ii)	Amended and Restated Bylaws	****

4	Instruments defining the rights of security holders, including indentures	*

9	Voting trust agreement	None

10	Material contracts:

	(a) 1995 Stock Option and Incentive Plan	**

	(b) Management Recognition Plan	**

	(c) Employment Agreement with John W. Raisbeck	****

	(d) Employment Agreement with Robert P. Brezing	****

	(e) Employment Agreement with Craig F. Fortin	****

	(f) Employment Agreement with William E. Whitmoyer	10

	(g) 1998 Omnibus Incentive Plan	***

	(h) Cornerstone Bank Deferred Compensation Plan, as amended	****

11	Statement regarding computation of per share earnings	*****

12	Statements regarding computation of ratios	None

13	Annual report to security holders	13

16	Letter regarding change in certifying accountant	None

18	Letter regarding change in accounting principles	None

21	Subsidiaries of the registrant	21

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of Crowe, Chizek and Company LLP	23

24	Power of attorney	None

32.

*	Incorporated by reference to the Company’s Registration Statement No. 33-76734.

**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

***	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

****	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

*****	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (b) Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended December 31, 2001.

33.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN OHIO FINANCIAL CORPORATION

Date:	March 25, 2002	By:	/s/ John W. Raisbeck John W. Raisbeck, President and Chief Executive Officer (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the dates indicated.

By:	/s/ John W. Raisbeck	By:	/s/ David L. Dillahunt

	John W. Raisbeck, President and Chief Executive Officer (Principal Executive Officer)		David L. Dillahunt, Chairman of the Board

Date:	March 25, 2002	Date:	March 25, 2002

By:	/s/ Howard V. Dodds	By:	/s/ John E. Field

	Howard V. Dodds, Director		John E. Field, Director

Date:	March 25, 2002	Date:	March 25, 2002

By:	/s/ Aristides G. Gianakopoulos	By:	/s/ William N. Scarff

	Aristides G. Gianakopoulos, Director		William N. Scarff, Director

Date:	March 25, 2002	Date:	March 25, 2002

By:	/s/ Jeffrey L. Levine	By:	/s/ Craig F. Fortin

	Jeffrey L. Levine, Director		Craig F. Fortin, Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 25, 2002	Date:	March 25, 2002

34.