Form 10-Q
period 2002-03-31
WESTERN OHIO FINANCIAL CORP
filed 2002-05-13
CIK 920769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2002

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

Yes   X   No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 9, 2002
Common stock, $.01 par value	1,767,527 common shares

WESTERN OHIO FINANCIAL CORPORATION

2.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Item 1. Condensed Financial Statements

(Amounts in thousands, except share data)

	March 31,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents	$5,817	$16,915
Securities available for sale	55,082	39,648
Federal Home Loan Bank stock	8,663	8,568
Loans, net	274,347	269,300
Premises and equipment, net	4,782	4,888
Other assets	3,002	2,392

Total assets	$351,693	$341,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$220,231	$220,287
Borrowed funds	86,593	76,655
Other liabilities	2,905	2,824

Total liabilities	309,729	299,766

Shareholders’ equity
Common stock, $.01 par value, 7,250,000 shares authorized, 2,645,000 shares issued	26	26
Additional paid-in capital	40,575	40,622
Accumulated other comprehensive income (loss)	(127)	63
Unearned employee stock ownership plan shares	(536)	(595)
Unearned management recognition plan shares	(63)	(72)
Shares held by deferred compensation plan	(173)	(173)
Treasury stock; 882,074 and 889,499 shares, at cost	(17,987)	(18,157)
Retained earnings	20,249	20,231

Total shareholders’ equity	41,964	41,945

Total liabilities and shareholders’ equity	$351,693	$341,711

See accompanying notes to condensed consolidated financial statements.	3.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,

	2002	2001

Interest and dividend income
Loans, including fees	$4,745	$5,679
Securities	602	767
Interest-bearing deposits and overnight funds	27	10
Other interest and dividend income	95	143

	5,469	6,599

Interest expense
Deposits	2,035	2,716
Borrowed funds	1,037	1,398

	3,072	4,114

Net interest income	2,397	2,485
Provision for loan losses	84	105

Net interest income after provision for loan losses	2,313	2,380

Noninterest income
Service charges	508	375
Net gain on sale of loans	60	22
Net gain on sale of securities	—	3
Other	6	5

	574	405
Noninterest expense
Salaries and employee benefits	1,128	1,015
Occupancy and equipment	227	211
Federal deposit insurance	9	10
State franchise taxes	134	135
Professional service	85	94
Advertising	83	70
Data processing	202	185
Other	340	250

	2,208	1,970

Income before income taxes	679	815
Income tax expense	230	293

Net income	449	522
Other comprehensive income (loss)	(190)	427

Comprehensive income	$259	$949

Earnings per common share
Basic	$.26	$.30
Diluted	$.26	$.30
Dividends per common share	$.25	$.25

See accompanying notes to condensed consolidated financial statements.	4.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(Amount in thousands)	March 31,
	2002	2001

Net cash from operating activities	$794	$1,050
Cash flows from investing activities
Securities available for sale:
Maturities and principal payments	3,624	1,485
Purchases	(19,448)	(497)
Sales	—	4,622
Net (increase) decrease in loans	5,658	979
Purchase of loans	(10,836)	(773)
Premises and equipment expenditures	(62)	(90)
Proceeds from sale of premises and equipment	—	21

Net cash from investing activities	(21,064)	5,747

Cash flows from financing activities
Net change in deposits	(56)	4,451
Net change in advances from borrowers for taxes and insurance	(358)	(342)
Purchase of treasury stock	—	(689)
Cash dividends paid	(441)	(463)
Proceeds from exercise of stock options	89	5
Net increase (decrease) in short-term borrowings	1,600	(8,900)
Proceeds from FHLB advances	12,000	2,500
Repayments on FHLB advances	(3,662)	(393)

Net cash from financing activities	9,172	(3,831)

Net change in cash and cash equivalents	(11,098)	2,966
Cash and cash equivalents at beginning of period	16,915	4,805

Cash and cash equivalents at end of period	$5,817	$7,771

See accompanying notes to condensed consolidated financial statements.	5.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2001. The financial data and results of operations for interim periods presented may not necessarily reflect the results to be anticipated for the entire year. Internal financial information is primarily reported and aggregated solely in the line of the banking business.

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

A new accounting standard dealing with asset retirement obligations will apply for 2003. The Corporation does not believe this standard will have a material affect on its financial condition or results of operations.

Effective January 1, 2002, the Corporation adopted a new accounting standard issued by the Financial Accounting Standards Board on impairment and disposal of long-lived assets. The effect of this standard on the financial position and results of operations of the Corporation was not material.

(Continued)	6.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair values of securities available for sale were as follows:

(Amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value

March 31, 2002
U.S. government agencies	$4,164	$—	$(82)	$4,082
Municipal Securities	1,633	—	(76)	1,557
Mortgage-backed securities	49,478	241	(276)	49,443

Total	$55,275	$241	$(434)	$55,082

December 31, 2001
U.S. government agencies	$2,105	$4	$(30)	$2,079
Municipal Securities	1,634	—	(71)	1,563
Mortgage-backed securities	35,814	254	(62)	36,006

Total	$39,553	$258	$(163)	$39,648

There were no sales during the three months ended March 31, 2002. Gross proceeds from sales of securities during the three months ended March 31, 2001 were $4,589, 000, with gross gains of $3,000 included in earnings.

NOTE 3 – LOANS

Loans were as follows:

(Amounts in thousands)	March 31,	December 31,
	2002	2001

First mortgage loans secured by:
One to four family residential	$149,246	$154,915
Other properties	77,088	68,841
Construction properties	4,151	3,737

	230,485	227,493
Other loans:
Consumer	1,101	1,289
Commercial	26,573	24,415
Home equity	19,752	19,468

	47,426	45,172

Total loans	277,911	272,665
Less:
Net deferred loan fees, premiums and discounts	(164)	(117)
Loans in process	(1,648)	(1,553)
Allowance for loan losses	(1,752)	(1,695)

	$274,347	$269,300

(Continued)	7.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses was as follows:

(Amount in thousands)

	Three Months Ended
	March 31,

	2002	2001

Beginning balance	$1,695	$1,665
Provision for loan losses	84	105
Recoveries	251	20
Charge-offs	(278)	(50)

Ending balance	$1,752	$1,740

Nonperforming loans were $1,747,000 and $2,818,000 at March 31, 2002 and December 31, 2001.

Impaired loans were as follows:

	March 31,	December 31,
	2002	2001

Loans with no allocated allowance for loan losses	$196	$829
Loans with allocated allowance for loan losses	—	208

Total	$196	$1,037

Amount of the allowance for loan losses allocated	$—	$86

NOTE 4 – DEPOSITS

Deposits were as follows:

(Amounts in thousands)

	March 31,	December 31,
	2002	2001

Checking – Noninterest bearing	$9,071	$8,637
Checking – Interest bearing	14,383	13,094
Money market accounts	57,903	57,500
Passbook and savings accounts	11,660	11,465
Certificates of Deposit:
In denominations under $100,000	104,992	107,843
In denominations of $100,000 or more	22,222	21,748

	$220,231	$220,287

(Continued)	8.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – BORROWED FUNDS

Borrowed funds consisted of advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) and are summarized by contractual maturity as follows:

(Amounts in thousands)

	March 31, 2002		December 31, 2001

		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate

FHLB advances maturing in:
One year or less	$12,655	4.76%	$14,325	5.75%
Over 1 year to 3 years	21,151	4.63	9,335	6.58
Over 3 years to 5 years	57	6.89	730	6.60
Over 5 years	52,730	5.15	52,265	5.15

Total	$86,593	4.97%	$76,655	5.45%

NOTE 6 – EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation were as follows:

(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,

	2002	2001

Basic earnings per common share
Net income	$449	$522

Weighted average common shares outstanding	1,760	1,804
Less: Average unallocated ESOP shares	(37)	(52)
Less: Average nonvested MRP shares	(4)	(4)

Average shares	1,719	1,748

Basic earnings per common share	$.26	$.30

(Continued)	9.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – EARNINGS PER COMMON SHARE (Continued)

	Three Months Ended
	March 31,

	2002	2001

Diluted earnings per common share
Net income	$449	$522

Weighted average common shares outstanding for basic earnings per common shares	1,719	1,748
Add: Dilutive effects of average nonvested MRP shares	—	—
Add: Dilutive effects of stock options	15	11

Average shares and dilutive potential common shares	1,734	1,759

Diluted earnings per common share	$.26	$.30

Stock options covering 78,736 and 105,808 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2002 and 2001, as they were antidilutive. In addition, nonvested MRP awards for 3,513 shares and 4,861 of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2002 and March 31, 2001.

10.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition of the Corporation as of March 31, 2002 as compared to December 31, 2001, and the results of operations for the three months ended March 31, 2002, compared with the same period in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences of unanticipated events or circumstances after the date of such statements.

Analysis of Financial Condition

Consolidated assets of the Corporation totaled $351.7 million at March 31, 2002, an increase of $10.0 million from the December 31, 2001, total of $341.7 million. The primary increase in assets is a result of an increase of $15.5 million in securities available for sale and the purchase of $10.8 million in loans, offset by a decrease in cash and cash equivalents of $11.1 million. The increase in assets was primarily funded by an increase in FHLB advances of $9.9 million.

Net loans increased $5.0 million during the three months ended March 31, 2002 to $274.3 from $269.3 million at December 31, 2001. Other commercial loans increased $2.2 million to $26.6 million at March 31, 2002 from $24.4 million at December 31, 2001. Additionally, other real estate mortgage loans increased $8.3 million from $68.8 million at December 31, 2001 to $77.1 million at March 31, 2002. This increase is due primarily to the purchase of $10.8 million in participation loans offset by normal principal payments. Traditional one-to-four family residential mortgage loans decreased $5.7 million to $149.2 at March 31, 2002 from $154.9 million at December 31, 2001. This decrease was due to loans sales, payoffs and amortizations exceeding new loan originations during the quarter.

11.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and cash equivalents decreased by $11.1 million to $5.8 million on March 31, 2002, from $16.9 million on December 31, 2001. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions. The decrease was primarily the result of purchasing loans and securities during the quarter.

Securities available for sale increased $15.5 million from $39.6 million at December 31, 2001, to $55.1 million on March 31, 2002. The increase was due to the purchase of $19.4 million of securities available for sale, offset by maturities and principal payments.

Deposits at March 31, 2002 totaled $220.2 million, a decrease of $56,000 from $220.3 million at December 31, 2001. The decrease occurred primarily in certificates of deposits, which decreased $2.4 million, or 1.8% as deposits moved to shorter-term more liquid accounts. Savings and money market accounts increased $600,000 to $69.6 million as of March 31, 2002 compared to $69.0 million on December 31, 2001. Deposits in interest-bearing checking accounts increased $1.2 million due to the introduction of a non-profit sweep product.

FHLB advances at March 31, 2002 totaled $86.6 million, an increase of $9.9 million or 12.9% from $76.7 million at December 31, 2001. Advances increased to fund security purchases during the period. The majority of borrowed funds are invested in loans to leverage the Corporation’s excess capital and improve the Corporation’s return on equity over time.

Total shareholders’ equity increased $19,000 from $41.9 million at December 31, 2001, to $42.0 million at March 31, 2002. This increase is primarily due to the exercise of stock options and issuance of management recognition plan shares, offset by a decrease of $190,000 in comprehensive income.

As of March 31, 2002, the Corporation had commitments to make $2.5 million of residential loans. It is expected that these loans will be funded within 30 days. The Corporation also had $1.6 million in commitments to fund loans on residential properties under construction. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $7.2 million and unused home equity lines of credit were $13.3 million. Commitments to originate consumer loans total $640,000 and commitments to fund commercial loans total $4.5 million.

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

The Corporation’s net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets, other income, noninterest expense and income taxes. The Corporation’s net income of $449,000 for the three months ended March 31, 2002, represented a decrease of $73,000 or 14%, compared to the same period in 2001. The returns on average assets and average shareholders’ equity for the three months

12.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ended March 31, 2002 were 0.52% and 4.24%, respectively, compared to 0.59% and 4.95% for the same period in 2001. Basic earnings per share decreased $.04 per share from $.30 per share for the three months ended March 31, 2001 to $.26 per share for 2002.

Net interest income is the largest component of the Corporation’s income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $2,397,000 for the three months ended March 31, 2002, compared to $2,485,000 for the same period in 2001. The decrease in net interest income of $88,000 is primarily due to lower interest rates on loans and securities, partially offset by lower rates on interest bearing liabilities. Net interest margin decreased to 2.87% for the three months ended March 31, 2002 from 2.90% for the same period in 2001. Cornerstone is more sensitive to rising rates than declining rates. From an overall perspective, such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, because Cornerstone has primarily fixed-rate loans in its loan portfolio, the amount of interest Cornerstone would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest Cornerstone would pay on its deposits would increase relatively rapidly because Cornerstone’s deposits generally have shorter periods to repricing.

Interest and fees on loans totaled $4,745,000 for the three months ended March 31, 2002 compared to $5,679,000 for the three months ended March 31, 2001. The decrease of $934,000 was due primarily to lower interest rates and to a lesser degree, lower average principal balances outstanding.

Interest and dividends on securities totaled $602,000 for the three months ended March 31, 2002, and $767,000 for the three months ended March 31, 2001. The decrease was due to lower interest rates partially offset by an increase in average securities held for sale.

Interest on deposits decreased $681,000 or 25.1% from $2,716,000 for the three months ended March 31, 2001 to $2,035,000 for the three months ended March 31, 2002. This decrease was primarily due to lower interest rates and partially offset by somewhat higher average outstanding deposit balances.

Interest on FHLB advances was $1,037,000 for the three months ended March 31, 2002 compared to $1,398,000 for the three months ended March 31, 2001. The decrease of $361,000 or 25.8% is due primarily to a $19.1 million decrease in outstanding average advances and lower cost of new advances.

The Corporation maintains an allowance for loan losses in an amount which, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Corporation’s loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision for loan losses totaled $84,000 for the three months ended March 31, 2002, compared to $105,000 for the three months ended March 31, 2001.

13.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan charge-offs were $278,000 for the three months ended March 31, 2002 compared to $50,000 for the same period in 2001. Recoveries were $251,000 for the three months ended March 31, 2002 compared to $20,000 for the three months ended March 31, 2001. The increase in both charge-offs and recoveries for the three months ended March 31, 2002 was primarily the result of resolving one problem commercial real estate relationship during the quarter. Management believes that the total allowance of $1.8 million on total loans of $278 million at March 31, 2002 is adequate given the collateral supporting non-performing loans, area economic conditions, the level of impaired and non-performing loans, and the composition of the loan portfolio. The Corporation will continue to review its allowance for loan losses and make further provisions as economic and asset quality conditions dictate.

Noninterest income totaled $574,000 for the three months ended March 31, 2002 compared to $405,000 for the same period in 2001. Service charges on loans and deposits increased $133,000 from $375,000 in March 31, 2001 to $508,000 in March 31, 2002. Service charges on deposits, including non-sufficient funds, increased $98,000. Loan service and prepayment fees increased $35,000 due to increased fees collected on loans. Additionally, the Corporation realized gains on loans sold of approximately $60,000, compared to only $22,000 for the similar period last year.

Noninterest expense increased $238,000, or 12.1%, from $1,970,000 for the three months ended March 31, 2001 compared to $2,207,000 for the period ending March 31, 2002. This increase is primarily due to increases in salaries and benefits of $113,000 and other noninterest expense of $90,000. Other noninterest expense consists of items such as telephone, printing and supplies, and consulting fees. Additionally, included in the total for the three months ended March 31, 2002 is approximately $110,000 of expenses related to the Company’s Centerville, Ohio branch opened in September 2001. It is anticipated the new branch will continue to have an impact on noninterest expense for the comparison periods in 2002.

The change in income tax is primarily attributable to the change in income before income taxes. Income tax expense totaled $230,000, or an effective rate of 33.9%, for the three months ended March 31, 2002, compared to $293,000, or an effective rate of 35.9%, for the three months ended March 31, 2001. The effective rate decrease is primarily due to an increase in tax-exempt income.

Liquidity

Office of Thrift Supervision (“OTS”) regulations presently requires Cornerstone Bank to maintain sufficient liquidity to assure its safe and sound operation. To that end, Cornerstone Bank maintains investments having maturities of 5 years of less, sells loans into the secondary market and borrows funds from the FHLB. These activities are intended to provide a source of relatively liquid funds on which Cornerstone may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At March 31, 2002 Cornerstone had commitments to originate $2.5 million in residential loans. In addition, Cornerstone had $1.6 million in commitments to fund loans on residential properties under construction. Unused commercial lines of credit were $7.2 million and unused home equity lines of credit were $13.3 million. Commitments to originate consumer loans were $640,000 and commitments to fund commercial loans totaled $4.5 million. Cornerstone had no commitments to purchase or sell loans. Cornerstone considers it’s liquidity and capital reserves sufficient to meet its outstanding short and long-term needs.

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

The following table summarizes Cornerstone’s regulatory capital requirements and actual capital at March 31, 2002.

					Excess of actual
					capital over current
	Actual capital		Current requirement		requirement
							Applicable
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Asset Total

Tangible capital	$39,714	11.29%	$5,277	1.5%	$34,437	9.79%	$351,777
Core capital	39,714	11.29	14,071	4.0	25,643	7.29	351,777
Risk-based capital	41,424	17.25	19,208	8.0	22,216	9.25	240,101

15.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2002, from that presented in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

16.

WESTERN OHIO FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings None

Item 2 -	Changes in Securities and Use of Proceeds None

Item 3 -	Defaults Upon Senior Securities None

Item 4 -	Submission of Matters to a Vote of Security Holders None

Item 5 -	Other Information None

Item 6 -	Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit Number	Description
Not required
(b)	No current reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

17.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN OHIO FINANCIAL CORPORATION (Registrant)

Date: May 13, 2002	/s/ John W. Raisbeck

President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2002	/s/ Craig F. Fortin Senior Vice President and Chief Financial Officer (Principal Financial Officer)

18.