Form 10-Q
period 2002-06-30
WESTERN OHIO FINANCIAL CORP
filed 2002-08-12
CIK 920769

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 2002

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

Yes     X               No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class: Common stock, $.01 par value	Outstanding at August 12, 2002 common shares 1,755,961

WESTERN OHIO FINANCIAL CORPORATION

2.

WESTERN OHIO FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

Item 1. Condensed Financial Statements

(Amounts in thousands, except share data)

	June 30,	December 31,
	2002	2001

ASSETS

Cash and cash equivalents	$7,721	$16,915

Securities available for sale	51,562	39,648

Federal Home Loan Bank stock	8,765	8,568

Loans, net	271,115	269,300

Premises and equipment, net	4,636	4,888

Other assets	2,944	2,392

Total assets	$346,743	$341,711

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$216,720	$220,287

Borrowed funds	84,449	76,655

Other liabilities	2,878	2,824

Total liabilities	304,047	299,766

Shareholders’ equity

Common stock, $.01 par value, 7,250,000 shares authorized, 2,645,000 shares issued	26	26

Additional paid-in capital	40,632	40,622

Accumulated other comprehensive income	493	63

Unearned employee stock ownership plan shares	(476)	(595)

Unearned management recognition plan shares	(72)	(72)

Shares held by deferred compensation plan	(260)	(173)

Treasury stock; 889,039 and 889,499 shares at cost, respectively	(18,095)	(18,157)

Retained earnings	20,448	20,231

Total shareholders’ equity	42,696	41,945

Total liabilities and shareholders’ equity	$346,743	$341,711

See accompanying notes to condensed consolidated financial statements.

3.

WESTERN OHIO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Interest and dividend income

Loans, including fees	$4,781	$5,502	$9,526	$11,181

Securities	708	677	1,310	1,444

Interest-bearing deposits and overnight funds	1	31	28	41

Other interest and dividend income	103	148	198	291

	5,593	6,358	11,062	12,957

Interest expense

Deposits	1,898	2,712	3,933	5,428

Borrowed funds	1,069	1,259	2,106	2,657

	2,967	3,971	6,039	8,085

Net interest income	2,626	2,387	5,023	4,872

Provision for loan losses	84	84	168	189

Net interest income after provision for loan losses	2,542	2,303	4,855	4,683

Noninterest income

Service charges	552	327	1,060	702

Net gain on sale of loans	134	41	194	63

Net gain on sale of securities	28	—	28	3

Other	6	5	12	10

	720	373	1,294	778

Noninterest expense

Salaries and employee benefits	1,180	1,026	2,308	2,041

Occupancy and equipment	261	215	488	426

Federal deposit insurance	10	10	19	20

State franchise taxes	139	132	273	267

Professional services	188	118	273	236

Advertising	70	63	153	133

Data processing	208	211	410	396

Other	246	243	586	469

	2,302	2,018	4,510	3,988

Income before income taxes	960	658	1,639	1,473

Income tax expense	328	226	558	519

Net income	632	432	1,081	954

Other comprehensive income	620	110	430	537

Comprehensive income	$1,252	$542	$1,511	$1,491

Earnings per common share

Basic	$.37	$.25	$.63	$.55

Diluted	$.36	$.25	$.62	$.55

Dividends per common share	$.25	$.25	$.50	$.50

See accompanying notes to condensed consolidated financial statements.

4.

WESTERN OHIO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(Amount in thousands)	June 30,
	2002	2001

Net cash from operating activities	$1,454	$1,667

Cash flows from investing activities

Securities available for sale:

Maturities and principal payments	6,041	3,742

Purchases	(20,482)	(1,459)

Sales	3,056	4,585

Net (increase) decrease in loans	8,896	5,009

Purchases of loans	(10,857)	(1,582)

Premises and equipment expenditures	(88)	(273)

Proceeds from sale of premises and equipment	2	20

Net cash from investing activities	(13,432)	10,042

Cash flows from financing activities

Net change in deposits	(3,567)	4,143

Net decrease in advances from borrowers for taxes and insurance	(477)	(220)

Purchase of treasury stock	(342)	(853)

Cash dividends paid	(883)	(873)

Proceeds from exercise of stock options	259	35

Net increase (decrease) in short-term borrowings	(1,040)	(14,650)

Proceeds from FHLB advances	12,538	2,500

Repayments on FHLB advances	(3,704)	(459)

Net cash from financing activities	2,784	(10,377)

Net change in cash and cash equivalents	(9,194)	1,332

Cash and cash equivalents at beginning of period	16,915	4,805

Cash and cash equivalents at end of period	$7,721	$6,137

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

Consolidation Policy: The financial statements include Western Ohio Financial Corporation (“Company”) and its wholly-owned subsidiary Cornerstone Bank (“Cornerstone”), together referred to as the Corporation. The financial statements of Cornerstone include the accounts of its wholly-owned subsidiaries, CornerstoneBanc Financial Services, Inc. (“CFSI”) and West Central Financial Services, Inc. (“WCFS”). Intercompany transactions and balances are eliminated in consolidation.

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

New Accounting Standards: A new accounting standard dealing with asset retirement obligations will apply for 2003. The Corporation does not believe this standard will have a material affect on its financial condition or results of operations.

Effective January 1, 2002, the Corporation adopted a new accounting standard issued by the Financial Accounting Standards Board on impairment and disposal of long-lived assets. The effect of this standard on the financial position and results of operations of the Corporation was not material.

6.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 — SECURITIES

The amortized cost and fair values of securities available for sale were as follows:

(Amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value

June 30, 2002

U.S. government agencies	$4,156	$60	$—	$4,216

Municipal securities	1,633	—	(16)	1,617

Mortgage-backed securities	45,026	704	(1)	45,729

Total	$50,815	$764	$(17)	$51,562

December 31, 2001

U.S. government agencies	$2,105	$4	$(30)	$2,079

Municipal securities	1,634	—	(71)	1,563

Mortgage-backed securities	35,814	254	(62)	36,006

Total	$39,553	$258	$(163)	$39,648

Gross proceeds from sales of securities during the six-month period ending June 30, 2002 were $3,056,000, with gross gains of $28,000 included in earnings. Gross proceeds from sales of securities during the six-month period ending June 30, 2001 were $4,585,000, with gross gains of $3,000 included in earnings.

NOTE 3 — LOANS

Loans were as follows:

(Amounts in thousands)	June 30,	December 31,
	2002	2001

First mortgage loans secured by:

One to four family residential	$139,908	$154,915

Other properties	84,280	68,841

Construction properties	5,885	3,737

	230,073	227,493

Consumer and other loans

Consumer	1,114	1,289

Commercial	23,456	24,415

Home equity	20,965	19,468

	45,535	45,172

Total loans	275,608	272,665

Less:

Net deferred loan fees, premiums and discounts	(178)	(117)

Loans in process	(2,513)	(1,553)

Allowance for loan losses	(1,802)	(1,695)

	$271,115	$269,300

7.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 — LOANS (Continued)

Activity in the allowance for loan losses was as follows:

(Amount in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Beginning balance	$1,752	$1,740	$1,695	$1,665

Provision for loan losses	84	84	168	189

Recoveries	42	16	293	36

Charge-offs	(76)	(229)	(354)	(279)

Ending balance	$1,802	$1,611	$1,802	$1,611

Nonperforming loans were $2,010,270 and $2,818,000 at June 30, 2002 and December 31, 2001.

Impaired loans were as follows:

	June 30,	December 31,
	2002	2001

Loans with no allocated allowance for loan losses	$203	829

Loans with allocated allowance for loan losses	—	208

Total	$203	$1,037

Amount of the allowance for loan losses allocated	$—	$86

NOTE 4 — DEPOSITS

Deposits were as follows:

(Amounts in thousands)	June 30,	December 31,
	2002	2001

Checking — Noninterest bearing	$9,909	$8,637

Checking — Interest bearing	14,377	13,094

Money market accounts	58,538	57,500

Passbook and savings accounts	11,467	11,465

Certificates of deposit:

In denominations under $100,000	100,883	107,843

In denominations of $100,000 or more	21,546	21,748

	$216,720	$220,287

8.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 — BORROWED FUNDS

Borrowed funds consisted of advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) and are summarized by contractual maturity as follows:

(Amount in thousands)
	June 30, 2002		December 31, 2001

		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate

FHLB advances maturing in:

One year or less	$13,015	4.93%	$14,325	5.75%

Over 1 year to 3 years	17,409	4.64	9,335	6.58

Over 3 years to 5 years	1,305	4.65	730	6.60

Over 5 years	52,720	5.15	52,265	5.15

Total	$84,449	5.00%	$76,655	5.45%

NOTE 6 — EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation were as follows:

(Amounts in thousands, except per share data)

	Three Months Ended			Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Basic earnings per common share

Net income	$632	$432	$1,081	$954

Weighted average common shares outstanding	1,765	1,774	1,762	1,789

Less: Average unallocated ESOP shares	(34)	(48)	(35)	(50)

Less: Average nonvested MRP shares	(3)	(4)	(3)	(4)

Average shares	1,728	1,722	1,724	1,735

Basic earnings per common share	$.37	$.25	$.63	$.55

9.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 — EARNINGS PER COMMON SHARE (Continued)

Diluted earnings per common share

Net income	$632	$432	$1,081	$954

Weighted average common shares outstanding for basic earnings per common share	1,728	1,722	1,724	1,735

Add: Dilutive effects of average nonvested MRP shares	—	—	—	—

Add: Dilutive effects of stock options	19	11	17	11

Average shares and dilutive potential common shares	1,747	1,733	1,741	1,746

Diluted earnings per common share	$.36	$.25	$.62	$.55

Stock options covering 74,136 and 79,136 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2002, as they were antidilutive. In addition, nonvested MRP awards for 3,402 and 3,457 shares of common stock and 4,531 and 4,029 were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2002 and June 30, 2001 respectively.

10.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2002 as compared to December 31, 2001, and the results of operations for the three and six months ended June 30, 2002, compared with the same periods in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Analysis of Financial Condition

Consolidated assets of the Company totaled $346.7 million at June 30, 2002, an increase of $5.0 million from the December 31, 2001, total of $341.7 million. The increase in assets is a result of an increase of $11.9 million in securities available for sale and $1.8 million in loans and a decrease in deposits of $3.6 million. This activity was funded by a decrease of $9.2 million in cash and cash equivalents and an increase in FHLB advances of $7.8 million.

Net loans increased $1.8 million, or .7%, from $269.3 million at December 31, 2001 to $271.1 million at June 30, 2002. Traditional one-to-four family residential mortgage loans decreased $15.0 million to $139.9 at June 30, 2002 from $154.9 million at December 31, 2001, primarily due to the sale of $11.7 million of new originations during the period. For the period, this decrease was offset by other real estate mortgage loans increasing $15.5 million to $84.3 million at June 30, 2002 from $68.8 million at December 31, 2001. These loans are non-residential participation loans originated within the Columbus, OH area and secured by real estate. These changes continue Cornerstone’s effort to diversify its portfolio into more commercial and other real estate mortgage type loans.

11.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and cash equivalents decreased by $9.2 million to $7.7 million on June 30, 2002, from $16.9 million on December 31, 2001. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions. The decrease was primarily the result of purchasing securities and loans.

Securities available for sale increased $12.0 million from $39.6 million at December 31, 2001, to $51.6 million on June 30, 2002. The increase was due to purchases of securities of $20.1 million offset by a $3.0 million mortgage-backed security sale and principal repayments on existing mortgage-backed securities available for sale. The new purchases of mortgage-backed securities are fixed rate and have a weighted average remaining term of 61 months.

Deposits at June 30, 2002 totaled $216.7 million, a decrease of $3.6 million, or 1.6% from $220.3 million at December 31, 2001. The decrease occurred primarily in certificates of deposits, which decreased $7.2 million, or 5.6%, as deposits moved to shorter-term more liquid accounts. Deposits in checking accounts increased $2.6 million to $24.3 million at June 30, 2002 from $21.7 million at December 31, 2001. Money market accounts increased $1.0 million to $58.5 million at June 30, 2002 compared to $57.5 million on December 31, 2001.

FHLB advances at June 30, 2002 totaled $84.4 million, an increase of $7.7 million or 10.0% from $76.7 million at December 31, 2001. The Bank increased its advances from the FHLB during the period to fund security purchases. The majority of borrowed funds are invested in loans to leverage the Company’s excess capital and improve the Company’s return on equity over time.

Total shareholders’ equity increased $751,000 from $41.9 million at December 31, 2001, to $42.7 million at June 30, 2002. This increase is primarily due to net income for the period, an improvement of $430,000 in accumulated other comprehensive income and stock options exercised. This is offset by dividend payments of $883,000 and the Company purchasing $342,000, or 17,100 shares, of its common stock during the first six months of 2002.

As of June 30, 2002, the Company had commitments to make $2.4 million of residential loans and $7.5 million of non-residential real estate loans. It is expected that these loans will be funded within 30-90 days. The Company also had $2.5 million in commitments to fund loans on residential properties under construction as well as commitments to disburse $1.1 million on other mortgage loans. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $6.7 million and unused home equity lines of credit were $15.4 million. Commitments to originate nonmortgage loans total $499,400.

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

The Company’s net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of

12.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

assets, other income, noninterest expense and income taxes. The Company’s net income of $632,000 and $1,081,000 for the three and six months ended June 30, 2002, represented an increase of $200,000, or 46.3%, for the three months and an increase of $127,000, or 13.3%, for the six months ended June 30, 2002. The returns on average assets for the three and six months ended June 30, 2002 were 0.72% and 0.62%, respectively, compared to 0.50% and 0.54% for the same period in 2001. The returns on average shareholders’ equity for the three and six months ended June 30, 2002 were 5.92% and 5.08%, respectively, compared to 4.15% and 4.58% for the same periods ended June 30, 2001. Basic earnings per share increased $.12 from $.25 per share for the three month period ended June 30, 2001 to $.37 per share for the period ended June 30, 2002. Basic earnings per share for the six-month period ended June 30, 2002 was $.63 per share compared to $.55 per share for the same period ended June 30, 2001, an increase of $.08, or 14.5%.

Net interest income is the largest component of the Company’s income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $2,626,000 and $5,023,000 for the three and six months ended June 30, 2002, compared to $2,387,000 and $4,872,000 for the same periods in 2001. The increases of $239,000 and $151,000 for the three and six month periods are due to lower interest rates on interest bearing liabilities and the transfer of certificate of deposits to money market and checking accounts. The Company remains liability sensitive whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Company’s net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of rising interest rates. Cornerstone is more sensitive to rising rates than declining rates. In a rising interest rate environment, because Cornerstone has primarily fixed-rate loans in its loan portfolio, the amount of interest Cornerstone would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest Cornerstone would pay on its deposits would increase relatively rapidly because Cornerstone’s deposits generally have shorter periods to repricing.

Interest and fees on loans totaled $4,781,000 and $9,526,000 for the three and six months ended June 30, 2002 compared to $5,502,000 and $11,181,000 the three and six months ended June 30, 2001. The decreases were due primarily to a decrease in loan rates from the same period in 2001.

Interest and dividends on securities totaled $708,000 and $1,310,000 for the three and six months ended June 30, 2002, and $677,000 and $1,444,000 for the three and six months ended June 30, 2001. The increase for the three months was due to an increase in securities outstanding while the decrease for the six-month period was due to lower interest rates partially offset by an increase in average securities held for sale.

Interest on deposits totaled $1,898,000 and $3,933,000 for the three and six months ended June 30, 2002 compared to $2,712,000 and $5,428,000 for the three and six months ended June 30, 2001. The decreases were due to lower interest rates on all deposits and the change from certificate of deposits to checking and money market accounts.

Interest on FHLB advances was $1,069,000 and $2,106,000 for the three and six months ended June 30, 2002 compared to $1,259,000 and $2,657,000 for the three and six months ended June 30, 2001. The decrease for the three and six months ended June 30, 2002 is due to a decrease in average outstanding borrowings from the FHLB of approximately $11.5 million during the period and the lower cost of new advances.

The Company maintains an allowance for loan losses in an amount, which, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent on a variety of factors,

13.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

including performance of the Company’s loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision for loan losses totaled $84,000 and $168,000 for the three and six months ended June 30, 2002, compared to $84,000 and $189,000 for the three and six months ended June 30, 2001.

Net charge-offs were $34,000 and $61,000 for the three and six months ended June 30, 2002 compared to $213,000 and $243,000 for the same periods in 2001. Due to the decrease in net charge-offs, the collateral supporting non-performing loans, area economic conditions, and the level of impaired and non-performing loans, management believes that the total allowance of $1.8 million on total loans of $275 million at June 30, 2002 is adequate. The Corporation will continue to review its allowance for loan losses and make further provisions as economic and asset quality conditions dictate.

Noninterest income totaled $719,000 and $1,294,000 for the three and six months ended June 30, 2002 compared to $373,000 and $778,000 for the same periods in 2001. Service charges on loans and deposits increased $225,000 from $327,000 to $552,000 for the three month period and $358,000 from $702,000 to $1.1 million for the six month period. Service charges on deposits, including non-sufficient funds, increased $192,000 and $289,000 for the three and six month period respectively. In November 2001, the Company initiated the overdraft honor program, which provides to most customers the courtesy of honoring checks drawn on insufficient balances, up to limits established by management. Standard non-sufficient fund fees and overdraft fees still apply. This program is the primary reason for the increase in service charges on deposits. Loan service and prepayment fees increased $33,000 and $69,000 from the period June 30, 2001 to June 30, 2002. Additionally, the Company recognized loan sale gains of $134,000 on loan sales of $8.0 million for the three months ended June 30, 2002 compared to $41,000 on loan sales of $2.6 million for the same period in 2001. For the six months ended June 30, 2002, gains totaled $194,000 on loan sales of $11.7 million compared to $63,000 on loan sales of $3.8 million for the same period last year.

Noninterest expense increased $284,000 and $522,000 for the three and six months ended June 30, 2002 to $2.3 million and $4.5 million from $2.0 million and $4.0 million in 2001. The increases are primarily due to increases in salaries and benefits of $154,000 and $267,000 for the three and six month periods respectively. Other noninterest expense increased $39,000 and $117,000 for the three and six month periods ending June 30, 2002. Other noninterest expense consists of items such as telephone, printing and supplies, and loan expenses. Additionally, included in the total for the three and six months ended June 30, 2002 is approximately $96,000 and $219,000 of expenses related to the Company’s Centerville, Ohio branch opened in September 2001. It is anticipated the new branch will continue to have an impact on noninterest expense for the comparison periods in 2002.

The change in income tax is primarily attributable to the change in income before income taxes. Income tax expense totaled $327,000 and $558,000, or an effective rate of 34.1% and 34.0%, for the three and six months ended June 30, 2002, compared to $226,000 and $519,000, or an effective rate of 34.4% and 35.2%, for the three and six months ended June 30, 2001.

14.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

Office of Thrift Supervision (“OTS”) regulations presently require Cornerstone Bank to maintain sufficient liquidity to assure its safe and sound operation. To that end, Cornerstone Bank maintains investments having maturities of 5 years or less, sells loans into the secondary market and borrows funds from the FHLB. These activities are intended to provide a source of relatively liquid funds on which Cornerstone may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At June 30, 2002 Cornerstone had commitments to originate residential loans totaling $2.4 million and $7.5 million of non-residential real estate loans. In addition, Cornerstone had $2.5 million in commitments to fund loans on residential properties under construction as well as $1.1 million in commitments to fund other mortgage loans. Unused commercial lines of credit were $6.7 million and unused home equity lines of credit were $15.4 million. Commitments to originate nonmortgage loans total $499,400. Cornerstone considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs.

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

The following table summarizes Cornerstone’s regulatory capital requirements and actual capital at June 30, 2002.

					Excess of actual
					capital over current
	Actual capital		Current requirement		requirement
							Applicable
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Asset Total

Tangible capital	$41,207	11.9%	$5,188	1.5%	$36,019	10.4%	$345,896

Core capital	41,207	11.9	13,866	4.0	26,369	7.9	345,896

Risk-based capital	42,981	17.5	19,650	8.0	23,331	9.5	245,626

15.

WESTERN OHIO FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2002, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

16.

WESTERN OHIO FINANCIAL CORPORATION

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

                 None

Item 2 — Changes in Securities and Use of Proceeds

                 None

Item 3 — Defaults Upon Senior Securities

                 None

Item 4 — Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 25, 2000. Two items were presented to shareholders for consideration and action:

1)	The re-election of two directors Aristides G. Gianakopoulos and Jeffrey L. Levine for terms expiring in 2005. Both directors were re-elected receiving 1,398,514 and 1,400,014 votes respectively. The remaining directors continuing after the meeting are: David L. Dillahunt, John W. Raisbeck, Howard V. Dodds, William N. Scarff, and John E. Field.

2)	The ratification of Crowe, Chizek and Company LLP as auditors for the Company for the fiscal year ending December 31, 2002. The appointment of auditors was ratified with votes cast for 1,411,283 and 9,802 against.

Item 5 — Other Information

                   None

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

(b)	No current reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2002.

17.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN OHIO FINANCIAL CORPORATION (Registrant)

Date: August 12, 2002	/s/ John W. Raisbeck

John W. Raisbeck President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2002	/s/ Craig F. Fortin

Craig F. Fortin Senior Vice President and Chief Financial Officer (Principal Financial Officer)

18.