Form 10-Q
period 2002-09-30
WESTERN OHIO FINANCIAL CORP
filed 2002-11-13
CIK 920769

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended September 30, 2002

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

Yes      X        No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class: Common stock, $.01 par value	Outstanding at November 13, 2002 common shares 1,754,111

WESTERN OHIO FINANCIAL CORPORATION
INDEX

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Item 1. Condensed Financial Statements

	September 30,	December 31,
(Amounts in thousands, except share data)	2002	2001

ASSETS

Cash and cash equivalents	$10,755	$16,915

Securities available for sale	56,918	39,648

Federal Home Loan Bank stock	8,870	8,568

Loans, net	260,421	269,300

Premises and equipment, net	4,490	4,888

Other assets	2,916	2,392

Total assets	$344,370	$341,711

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$215,161	$220,287

Borrowed funds	83,449	76,655

Other liabilities	2,710	2,824

Total liabilities	301,320	299,766

Shareholders’ equity

Common stock, $.01 par value, 7,250,000 shares authorized, 2,645,000 shares issued	26	26

Additional paid-in capital	40,625	40,622

Accumulated other comprehensive income	648	63

Unearned employee stock ownership plan shares	(417)	(595)

Unearned management recognition plan shares	(62)	(72)

Shares held by deferred compensation plan	(260)	(173)

Treasury stock; 889,039 and 889,499 shares at cost, respectively	(18,121)	(18,157)

Retained earnings	20,611	20,231

Total shareholders’ equity	43,050	41,945

Total liabilities and shareholders’ equity	$344,370	$341,711

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Amounts in thousands, except per share data)	2002	2001	2002	2001

Interest and dividend income

Loans, including fees	$4,497	$5,209	$14,023	$16,390

Securities	671	631	1,981	2,075

Interest-bearing deposits and overnight funds	17	50	45	91

Other interest and dividend income	105	146	303	437

	5,290	6,036	16,352	18,993

Interest expense

Deposits	1,770	2,556	5,703	7,984

Borrowed funds	1,064	1,167	3,170	3,824

	2,834	3,723	8,873	11,808

Net interest income	2,456	2,313	7,479	7,185

Provision for loan losses	91	84	259	273

Net interest income after provision for loan losses	2,365	2,229	7,220	6,912

Noninterest income

Service charges	581	377	1,641	1,079

Net gain on sale of loans	152	75	346	138

Net gain on sale of securities	—	—	28	3

Other	21	6	33	16

	754	458	2,048	1,236

Noninterest expense

Salaries and employee benefits	1,104	992	3,412	3,033

Occupancy and equipment	253	191	741	617

Federal deposit insurance	10	10	29	30

State franchise taxes	133	132	406	399

Professional services	171	108	444	302

Advertising	56	107	209	240

Data processing	208	199	618	595

Other	295	287	881	798

	2,230	2,026	6,740	6,014

Income before income taxes	889	661	2,528	2,134

Income tax expense	298	226	856	745

Net income	591	435	1,672	1,389

Other comprehensive income	155	628	585	1,165

Comprehensive income	$746	$1,063	$2,257	$2,554

Earnings per common share

Basic	$.34	$.25	$.97	$.80

Diluted	$.34	$.25	$.96	$.80

Dividends per common share	$.25	$.25	$.75	$.75

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

(Amount in thousands)	2002	2001

Net cash from operating activities	$2,032	$1,740

Cash flows from investing activities

Securities available for sale:

Maturities and principal payments	8,153	6,131

Purchases	(27,843)	(2,469)

Sales	3,056	4,623

Net (increase) decrease in loans	21,167	12,478

Purchases of loans	(12,520)	(1,582)

Premises and equipment expenditures	(109)	(691)

Proceeds from sale of premises and equipment	2	20

Net cash from investing activities	(8,094)	18,510

Cash flows from financing activities

Net change in deposits	(5,126)	1,993

Net decrease in advances from borrowers for taxes and insurance	(324)	(303)

Purchase of treasury stock	(443)	(853)

Cash dividends paid	(1,312)	(1,316)

Proceeds from exercise of stock options	313	49

Net increase (decrease) in short-term borrowings	(11,130)	(16,075)

Proceeds from FHLB advances	21,693	2,500

Repayments on FHLB advances	(3,769)	(5,069)

Net cash from financing activities	(98)	(19,074)

Net change in cash and cash equivalents	(6,160)	1,176

Cash and cash equivalents at beginning of period	16,915	4,805

Cash and cash equivalents at end of period	$10,755	$5,981

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

New Accounting Standards: The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143 “Asset Retirement Obligation.” The provisions of this standard apply to asset retirements beginning in 2003. The Corporation does not believe this standard will have a material on its financial position or results of operations.

Effective January 1, 2002, the Corporation adopted SFAS No. 144, “Impairment or Disposal of Long-Lived Assets.” The effect of this standard on the financial position and results of operations of the Corporation was not material.

WESTERN OHIO FINANCIAL CORPORATION
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections”. This Statement eliminates inconsistency between the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions and sale-leaseback transactions. The Corporation does not believe this statement will have a material effect on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses the timing of recognition of a liability for exit and disposal cost at the time a liability is incurred, rather than at a plan commitment date, as previously required. Exit or disposal costs will be measured at fair value, and the recorded liability will be subsequently adjusted for changes in estimated cash flows. This Statement is required to be effective for exit or disposal activities entered after December 31, 2002, and early adoptions is encouraged. The Corporation does not believe this statement will have a material effect on its financial position or results or operations.

SFAS No. 147, “Acquisitions of Certain Financial Institutions” became effective October 1, 2002. This standard requires any unidentifiable intangible asset previously recorded as the result of a business combination to be reclassified as goodwill and the amortization of this asset will cease. The effect of this standard on the financial position and results of operations of the Corporation was not material, as the Corporation does not have any unidentified intangible assets.

NOTE 2 – SECURITIES

The amortized cost and fair values of securities available for sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Loss	Value

September 30, 2002

U.S. government agencies	$4,148	$192	$—	$4,340

Municipal securities	6,933	62	—	6,995

Mortgage-backed securities	44,855	763	(35)	45,583

Total	$55,936	$1,017	$(35)	$56,918

December 31, 2001

U.S. government agencies	$2,105	$4	$(30)	$2,079

Municipal securities	1,634	—	(71)	1,563

Mortgage-backed securities	35,814	254	(62)	36,006

Total	$39,553	$258	$(163)	$39,648

Gross proceeds from sales of securities during the nine-month period ending September 30, 2002 were $3,056,000, with gross gains of $28,000 included in earnings. Gross proceeds from sales of securities during the nine-month period ending September 30, 2001 were $4,623,000, with gross gains of $3,000 included in earnings. There were no sales for the three months ended September 30, 2002 or September 30, 2001.

WESTERN OHIO FINANCIAL CORPORATION
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 – LOANS

Loans were as follows:

	September 30,	December 31,
(Amounts in thousands)	2002	2001

First mortgage loans secured by:

One to four family residential	$130,947	$154,915

Other properties	82,925	68,841

Construction properties	5,934	3,737

	219,806	227,493

Consumer and other loans

Consumer	957	1,289

Commercial	22,888	24,415

Home equity	21,391	19,468

	45,236	45,172

Total loans	265,042	272,665

Less:

Net deferred loan fees, premiums and discounts	(169)	(117)

Loans in process	(2,621)	(1,553)

Allowance for loan losses	(1,831)	(1,695)

	$260,421	$269,300

Activity in the allowance for loan losses was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Amounts in thousands)	2002	2001	2002	2001

Beginning balance	$1,802	$1,611	$1,695	$1,665

Provision for loan losses	91	84	259	273

Recoveries	6	31	299	67

Charge-offs	(68)	(127)	(422)	(406)

Ending balance	$1,831	$1,599	$1,831	$1,599

Nonperforming loans were $1,671,818 and $2,818,000 at September 30, 2002 and December 31, 2001.

WESTERN OHIO FINANCIAL CORPORATION
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 – LOANS (Continued)

Impaired loans were as follows:

	September 30,	December 31,
	2002	2001

Loans with no allocated allowance for loan losses	$488	829

Loans with allocated allowance for loan losses	133	208

Total	$621	$1,037

Amount of the allowance for loan losses allocated	$133	$86

NOTE 4 – DEPOSITS

Deposits were as follows:

	September 30,	December 31,
(Amounts in thousands)	2002	2001

Checking — Noninterest bearing	$10,367	$8,637

Checking — Interest bearing	15,472	13,094

Money market accounts	62,273	57,500

Passbook and savings accounts	11,458	11,465

Certificates of deposit:

In denominations under $100,000	94,898	107,843

In denominations of $100,000 or more	20,693	21,748

	$215,161	$220,287

NOTE 5 – BORROWED FUNDS

Borrowed funds consist primarily of advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) and are summarized by contractual maturity as follows:

	September 30, 2002		December 31, 2001

		Weighted		Weighted
(Amount in thousands)	Balance	Average Rate	Balance	Average Rate

Borrowed funds maturing in:

One year or less	$17,635	4.16%	$14,325	5.75%

Over 1 year to 3 years	12,046	5.24	9,335	6.58

Over 3 years to 5 years	1,056	4.85	730	6.60

Over 5 years	52,712	5.15	52,265	5.15

Total	$83,449	5.15%	$76,655	5.45%

WESTERN OHIO FINANCIAL CORPORATION
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6 – EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except
per share data)	2002	2001	2002	2001

Basic earnings per common share

Net income	$591	$435	$1,672	$1,389

Weighted average common shares outstanding	1,755	1,773	1,760	1,784

Less: Average unallocated ESOP shares	(30)	(45)	(33)	(48)

Less: Average nonvested MRP shares	(4)	(4)	(4)	(5)

Average shares	1,721	1,724	1,723	1,731

Basic earnings per common share	$.34	$.25	$.97	$.80

Diluted earnings per common share

Net income	$591	$435	$1,672	$1,389

Weighted average common shares outstanding for basic earnings per common share	1,721	1,724	1,723	1,731

Add: Dilutive effects of average nonvested MRP shares	—	—	—	—

Add: Dilutive effects of stock options	18	11	17	11

Average shares and dilutive potential common shares	1,739	1,735	1,740	1,742

Diluted earnings per common share	$.34	$.25	$.96	$.80

Stock options covering 73,936 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2002, as they were antidilutive. In addition, nonvested MRP awards for 3,527 and 4,457 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2002 and September 20, 2001, respectively. Also, nonvested MRP awards for 3,480 and 4,565 were not considered in computing diluted earnings per common share for the nine months ended September 30, 2002 and September 30, 2001, respectively.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition of the Company as of September 30, 2002 as compared to December 31, 2001, and the results of operations for the three and nine months ended September 30, 2002, compared with the same periods in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Analysis of Financial Condition

Consolidated assets of the Company totaled $344.4 million at September 30, 2002, an increase of $2.7 million from the December 31, 2001, total of $341.7 million. Securities available for sale increased $17.3 million and was partially offset by decreases in net loans of $8.9 million and cash and cash equivalents of $6.1 million. Additional funding was provided by an increase in FHLB advances of $6.8 million, which offset the $5.1 million decline in deposits.

Net loans decreased $8.9 million, or 3.3%, from $269.3 million at December 31, 2001 to $260.4 million at September 30, 2002. Traditional one-to-four family residential mortgage loans decreased $24.0 million to $130.9 at September 30, 2002 from $154.9 million at December 31, 2001. During the period, the Bank originated $36.4 million of new one-to-four family loans and sold $19.7 million of those loans originated. This net new volume was offset during the period by payoffs and amortization of $16.7 million. For the period, this decrease was offset by other real estate mortgage loans increasing $14.1 million to $82.9 million at September 30, 2002 from $68.8 million at December 31, 2001. This increase is primarily the result of purchasing $12.5 million of non-residential real estate secured loan participations from within the Columbus, OH area. These changes continue Cornerstone’s effort to diversify its portfolio into more commercial and other real estate mortgage type loans. While such loans typically are associated with

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

more credit risk than traditional one-to-four family residential loans, they also typically provide increased margins.

Cash and cash equivalents decreased by $6.1 million to $10.8 million on September 30, 2002, from $16.9 million on December 31, 2001. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions. The decrease was primarily the result of purchasing securities and loans.

Securities available for sale increased $17.3 million from $39.6 million at December 31, 2001, to $56.9 million on September 30, 2002. The increase was due to purchases of securities of $27.8 million offset by a $3.0 million mortgage-backed security sale and principal repayments on existing mortgage-backed securities available for sale.

Deposits at September 30, 2002 totaled $215.2 million, a decrease of $5.1 million, or 2.3% from $220.3 million at December 31, 2001. The decrease occurred primarily in certificates of deposits, which decreased $14.0 million, or 10.8%, as deposits moved to shorter-term more liquid accounts and older, higher rate certificates were not renewed due to reduced liquidity requirements. Deposits in checking accounts increased $4.1 million to $25.8 million at September 30, 2002 from $21.7 million at December 31, 2001. Money market accounts increased $4.8 million to $62.3 million at September 30, 2002 compared to $57.5 million on December 31, 2001.

FHLB advances at September 30, 2002 totaled $83.4 million, an increase of $6.7 million or 8.9% from $76.7 million at December 31, 2001. The Bank increased its advances from the FHLB during the period to fund security purchases. The majority of borrowed funds are invested in loans to leverage the Company’s excess capital and improve the Company’s return on equity over time.

Total shareholders’ equity increased $1.1 million from $41.9 million at December 31, 2001, to $43.0 million at September 30, 2002. This increase is primarily due to net income of $1.7 million for the period, an improvement of $585,000 in accumulated other comprehensive income and stock options exercised. This is offset by dividend payments of $1.3 million and the Company purchasing $443,000, or 22,200 shares, of its common stock during the first nine months of 2002.

As of September 30, 2002, the Company had commitments to make $166,500 of residential loans and $3.2 million of non-residential real estate loans. It is expected that these loans will be funded within 30-90 days. The Company also had $2.6 million in commitments to fund loans on residential properties under construction as well as commitments to disburse $1.0 million on other mortgage loans. These commitments are anticipated to be filled within three to nine months. Unused commercial lines of credit were $7.0 million and unused home equity lines of credit were $14.5 million. Commitments to originate nonmortgage loans total $844,500.

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

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets, other income, noninterest expense and income taxes. The Company’s net income of $591,000 and $1,672,000 for the three and nine months ended September 30, 2002, represented an increase of $156,000, or 35.9%, for the three months and an increase of $283,000, or 20.4%, for the nine months ended September 30, 2002. The returns on average assets for the three and nine months ended September 30, 2002 were 0.68% and 0.64%, respectively, compared to 0.50% and 0.54% for the same period in 2001. The returns on average shareholders’ equity for the three and nine months ended September 30, 2002 were 5.43% and 5.23%, respectively, compared to 4.08% and 4.39% for the same periods ended September 30, 2001. Basic earnings per share increased $.09 from $.25 per share for the three-month period ended September 30, 2001 to $.34 per share for the period ended September 30, 2002. Basic earnings per share for the nine-month period ended September 30, 2002 was $.97 per share compared to $.80 per share for the same period ended September 30, 2001, an increase of $.17, or 21.3%.

Net interest income is the largest component of the Company’s income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $2,456,000 and $7,479,000 for the three and nine months ended September 30, 2002, compared to $2,313,000 and $7,185,000 for the same periods in 2001. The increases of $143,000 and $294,000 for the three and nine month periods are due to lower interest rates on interest bearing liabilities and the shift of deposits from certificate of deposits to money market and checking accounts. For the three and nine months ended September 30, 2002, the average yield on earning assets was 6.22% and 6.59% compared to 7.22% and 7.52% for the same periods in 2001. The average cost of funds decreased to 3.73% and 3.93% for the three and nine months ended September 30, 2002 from 4.97% and 5.37% for the same periods in 2001. As a result of the net changes in earning asset yields and cost of funds, net interest margin increased to 2.89% and 3.01% for the three and nine months ended September 30, 2002 compared to 2.77% and 2.85% for the same periods in 2001.

Interest and fees on loans totaled $4,497,000 and $14,023,000 for the three and nine months ended September 30, 2002 compared to $5,209,000 and $16,390,000 the three and nine months ended September 30, 2001. The decreases were due primarily to a decrease in loan rates. The average yield earned on the portfolio decreased to 6.64% and 7.02% for the three and nine months ended September 30, 2002 from 7.50% and 7.78% for the same periods in 2001.

Interest and dividends on securities totaled $671,000 and $1,981,000 for the three and nine months ended September 30, 2002, and $631,000 and $2,075,000 for the three and nine months ended September 30, 2001. The increase for the three months was due to an increase in securities outstanding while the decrease for the nine-month period was due to lower interest rates partially offset by an increase in average securities held for sale.

Interest on deposits totaled $1,770,000 and $5,703,000 for the three and nine months ended September 30, 2002 compared to $2,556,000 and $7,984,000 for the three and nine months ended September 30, 2001. The decreases were due to lower interest rates on all deposits and the change from certificate of deposits to checking and money market accounts. The average cost of deposits decreased to 3.24% and 3.50% for the three and nine months ended September 30, 2002 from 4.79% and 5.07% for the same periods in 2001.

Interest on FHLB advances was $1,064,000 and $3,170,000 for the three and nine months ended September 30, 2002 compared to $1,167,000 and $3,824,000 for the three and nine months ended September 30, 2001. The decrease for the three and nine months ended September 30, 2002 is due to a decrease in average outstanding borrowings from the FHLB of approximately $9.9 million during the period and the lower cost of new advances.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company maintains an allowance for loan losses in an amount, which, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Company’s loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision for loan losses totaled $91,000 and $259,000 for the three and nine months ended September 30, 2002, compared to $84,000 and $273,000 for the three and nine months ended September 30, 2001.

Net charge-offs were $62,000 and $123,000 for the three and nine months ended September 30, 2002 compared to $96,000 and $339,000 for the same periods in 2001. Due to the decrease in net charge-offs, the collateral supporting non-performing loans, area economic conditions, and the level of impaired and non-performing loans, management believes that the total allowance of $1.8 million on total loans of $265 million at September 30, 2002 is adequate. The Corporation will continue to review its allowance for loan losses and make further provisions as economic and asset quality conditions dictate.

Noninterest income totaled $754,000 and $2,048,000 for the three and nine months ended September 30, 2002 compared to $458,000 and $1,236,000 for the same periods in 2001. Service charges on loans and deposits increased $204,000 from $377,000 to $581,000 for the three-month period and $562,000 from $1,079,000 to $1,641,000 for the nine-month period. Service charges on deposits, including non-sufficient funds, increased $192,000 and $481,000 for the three and nine month period respectively. In November 2001, the Company initiated the overdraft honor program, which provides to most customers the courtesy of honoring checks drawn on insufficient balances, up to limits established by management. Standard non-sufficient fund fees and overdraft fees still apply. This program is the primary reason for the increase in service charges on deposits. The Company also recognized loan sale gains of $152,000 on loan sales of $4.8 million for the three months ended September 30, 2002 compared to $75,000 on loan sales of $3.3 million for the same period in 2001. For the nine months ended September 30, 2002, gains totaled $346,000 on loan sales of $19.7 million compared to $138,000 on loan sales of $7.2 million for the same period last year.

Noninterest expense increased $204,000 and $726,000 for the three and nine months ended September 30, 2002 to $2.2 million and $6.7 million from $2.0 million and $6.0 million in 2001. The increases are primarily due to increases in salaries and benefits of $112,000 and $379,000 for the three and nine month periods respectively. Professional services increased $63,000 and $142,000 for the three and nine months ended September 30, 2002 compared to the same periods last year. This is due primarily to the fees payable to the consultants on the overdraft honor program. As noted above, the service charges on deposits have more than offset this expenditure. Other noninterest expense consists of items such as telephone, printing and supplies, and loan expenses. Additionally, included in the total for the three and nine months ended September 30, 2002 is approximately $92,000 and $311,000 of expenses related to the Company’s Centerville, Ohio branch opened in September 2001.

The change in income tax is primarily attributable to the change in income before income taxes. Income tax expense totaled $299,000 and $856,000, or an effective rate of 33.6% and 33.9%, for the three and nine months ended September 30, 2002, compared to $226,000 and $745,000, or an effective rate of 34.2% and 34.0%, for the three and nine months ended September 30, 2001.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

Office of Thrift Supervision (“OTS”) regulations presently require Cornerstone Bank to maintain sufficient liquidity to assure its safe and sound operation. To that end, Cornerstone Bank maintains investments having maturities of 5 years or less, sells loans into the secondary market and borrows funds from the FHLB. These activities are intended to provide a source of relatively liquid funds on which Cornerstone may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At September 30, 2002 Cornerstone had commitments to originate residential loans totaling $166,500 and $3.2 million of non-residential real estate loans. In addition, Cornerstone had $2.6 million in commitments to fund loans on residential properties under construction as well as $1.0 million in commitments to fund other mortgage loans. Unused commercial lines of credit were $7.0 million and unused home equity lines of credit were $14.5 million. Commitments to originate nonmortgage loans total $844,500. Cornerstone considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs.

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

The following table summarizes Cornerstone’s regulatory capital requirements and actual capital at September 30, 2002.

					Excess of actual
					capital over current
	Actual capital		Current requirement		requirement

							Applicable
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Asset Total

Tangible capital	$41,949	12.2%	$5,149	1.5%	$36,800	10.7%	$343,288

Core capital	41,949	12.2	13,771	4.0	28,178	8.2	343,288

Risk-based capital	43,618	18.1	19,255	8.0	24,363	10.1	240,683

Cornerstone is considered to be “well –capitalized” under current regulatory guidelines.

WESTERN OHIO FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the risk that the Company’s financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. One method used to analyze the Company’s sensitivity to changes in interest rates is the “net portfolio value” (“NPV”) methodology. NPV is generally considered to be the present value of the difference between expected incoming cash flows on interest-earning and other assets and expected outgoing cash flows on interest-bearing and other liabilities.

The following tables present an analysis of the potential sensitivity of the Bank’s net present value of its financial instruments to sudden and sustained changes in the prevailing interest rates.

	September 30, 2002			December 31, 2001
Change in
Interest Rate	$ Change	NPV	% Change	$ Change	% Change	NPV
(Basis Points)	In NPV	Ratio	In NPV	In NPV	In NPV	Ratio

(Dollars in Thousands)
+200	$(2,774)	(6)%	12.66%	$(9,449)	(23)%	9.71%

+100	1,700	3	13.72	(4,192)	(10)	11.05

-	—	—	13.11	—	—	12.05

(100)	(2,922)	(6)	12.19	2,619	6	12.62

(200)	(6,524)	(13)	11.11	2,754	7	12.51

Since December 31, 2001 interest rates have declined to historically low levels. As a result, many of the Bank’s deposits are within 200 basis points of a zero interest rate floor. As the September 30, 2002 table suggests, should overall rates and loan yields continue to decline, the Bank’s inability to reduce rates below the zero floor could negatively impact Cornerstone’s NPV and future earnings.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit would likely deviate significantly from those assumed in making risk calculations.

WESTERN OHIO FINANCIAL CORPORATION
CONTROLS AND PROCEDURES

Item 4. Controls and procedures

With the participation and under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, and within 90 day s of the filing date of this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14© and 15(d) 14()) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

WESTERN OHIO FINANCIAL CORPORATION

PART II — OTHER INFORMATION

Item 1 -	Legal Proceedings
None

Item 2 -	Changes in Securities and Use of Proceeds
None

Item 3 -	Defaults Upon Senior Securities
None

Item 4 -	Submission of Matters to a Vote of Security Holders
None

Item 5 -	Other Information
None

Item 6 -	Exhibits and Reports on Form 8-K
(a) Exhibits
99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 1992.
99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 1992.

(b) No current reports on Form 8-K were filed by the Registrant during the quarter ended
September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN OHIO FINANCIAL CORPORATION (Registrant)

Date: November 13, 2002	/s/John W. Raisbeck John W. Raisbeck President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2002	/s/Craig F. Fortin Craig F. Fortin Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-Q

I, John W. Raisbeck certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Western Ohio Financial Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ John W. Raisbeck
John W. Raisbeck
President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-Q

I, Craig F. Fortin certify that:

7)	I have reviewed this quarterly report on Form 10-Q of Western Ohio Financial Corporation;

8)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Craig F. Fortin
Craig F. Fortin
Chief Financial Officer