Form 10-K
period 2002-12-31
WESTERN OHIO FINANCIAL CORP
filed 2003-03-25
CIK 920769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] . NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. YES [  ] NO [X] .

At June 28, 2002, the aggregate market value of voting stock held by nonaffiliates of the registrant, based on a share price of $19.89 per share (such price being the average of the bid and asked prices on such date) was $34.9 million.

At March 1, 2003, there were issued and outstanding 1,755,111 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K — Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2002.
Part III of Form 10-K — Portions of the Proxy Statement for Annual Meeting of Shareholders.

1.

FORWARD-LOOKING STATEMENTS

Western Ohio Financial Corporation and its wholly owned subsidiary, Cornerstone Bank, may from time to time make written or oral “forward-looking statements,” including statements contained in its filings with the Securities and Exchange Commission. These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in the Company’s reports to shareholders and in other communications, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	inflation, interest rate, market and monetary fluctuations;

•	the timely development and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute our products and services for products and services of our competitors;

•	our success in gaining regulatory approval of our products and services, when required;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	the impact of technological changes;

•	acquisitions;

•	changes in consumer spending and saving habits; and,

•	our success at managing the risks involved in the foregoing.

The list of important factors stated above is not exclusive. We do not undertake, and expressly disclaim any obligation, to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Western Ohio Financial Corporation or Cornerstone Bank.

2.

PART I

ITEM 1. BUSINESS

General

Western Ohio Financial Corporation (the “Company”), a Delaware corporation, was organized in March 1994 for the purpose of becoming a savings and loan holding company. Western Ohio Financial Corporation owns Cornerstone Bank (the “Bank”) whose principal business has traditionally consisted of attracting deposits from the general public, and making loans secured by residential real estate. In October 1997, the Company formed another subsidiary, CornerstoneBanc Financial Services, Incorporated (formerly West Central Mortgage Services, Incorporated), (“CFSI”). This subsidiary originates and purchases mortgage loans, which are outside of the normal lending area for Cornerstone Bank.

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

The Company serves its customers through its main office in Springfield, Ohio and six branch offices in Enon, New Carlisle, Springfield, Yellow Springs, Beavercreek and Centerville. At December 31, 2002, the Company had total assets of $346.8 million, deposits of $219.2 million and shareholders’ equity of $43.2 million, or 12.5% of total assets. The Company’s common stock is traded on the Nasdaq National Market under the symbol “WOFC.”

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

The Corporation’s primary market area consists of Clark, Greene and portions of Montgomery counties. Located in west-central Ohio, Clark and Greene counties economic environment consists of a traditional industrial base supplemented by the service and support industries, and its close proximity to a major U.S. military installation, Wright Patterson Air Force Base. Since September 11, 2001, the Air Force Base has increased some of its military operations and this could increase the economic environment in Clark and Greene counties. Navistar Truck Manufacturer is the largest industrial employer in Clark county. Its Clark county operations have provided stable employment for the area over the last several decades. However, in the past couple of years, Navistar has shifted its operations to smaller truck production. This has led to several layoffs and could possibly affect the Company’s market area. The Community Hospital, Clark State Community College and Wittenberg University are also major employers in the area. In 2001, Clark county had an unemployment rate of 5.5% as compared to the State of Ohio at 4.5%. The unemployment rate in Clark county increased to 6.4% in 2002 as compared with 5.0% for the State of Ohio. For the year ended 2002, Greene county had an unemployment rate of 3.9%, up from 3.6% in 2001. In addition, Montgomery county had an unemployment rate of 4.7% in 2002 compared to 4.35% in the year 2001.

3.

According to the estimated 2001 U.S. Census, Clark county had a population of approximately 144,076, Greene county 148,426 and Montgomery county 554,232. In comparison to the 1990 U.S. Census, Clark county decreased .5%, Greene county increased .4% and Montgomery county decreased .9%.

Lending Activities

General

The Company primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one-to-four family real estate, commercial and multi-family real estate and construction loans, home equity and commercial business loans in its market area. At December 31, 2002, the Company’s net loan portfolio, excluding loans in process and deferred loan fees, premiums and discounts, totaled $256.9 million. At December 31, 2002, the Company’s gross loan portfolio, totaled $260.2 million, of which $124.1 million, or 47.7%, was comprised of permanent loans secured by one-to-four family real estate.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See “Regulation — Federal Regulation of Savings Institutions.” At December 31, 2002, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities was $6.4 million. At December 31, 2002, the Bank did not have any loans outstanding in excess of such limitation. The largest principal balance and commitment to lend to any one borrower, or group of related borrowers, at the Bank was $5.4 million secured by a commercial real estate and securities portfolio. In addition, one borrower had a combined principal and commitment outstanding of $5.1 million at December 31, 2002 secured by mini storage units. A third borrower had combined outstanding principal and commitment to borrow $5.0 million secured by trucking facilities. At December 31, 2002, each of these loans was performing in accordance with its terms.

Management always reserves the right to change its emphasis on the amount or type of lending in which the Company engages to adjust to market or other factors, including changes in the Company’s asset/ liability management policies.

4.

Loan Portfolio Composition

The following information reflects the composition of the Company’s loan portfolio. in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.

	December 31,

	2002		2001		2000		1999		1998

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

				(Dollars in Thousands)
Real Estate Loans:
One-to-four family	$124,117	47.70%	$154,915	56.82%	$178,106	61.85%	$178,304	68.01%	$177,109	74.87%
Multi-family	25,113	9.65	28,665	10.51	29,610	10.28	30,233	11.53	12,422	5.25
Commercial real estate	61,918	23.80	40,176	14.73	38,309	13.31	22,339	8.52	20,675	8.74
Construction	4,644	1.78	3,737	1.37	8,476	2.94	6,923	2.64	3,908	1.65

Total real estate loans	215,792	82.93	227,493	83.43	254,501	88.38	237,799	90.70	214,114	90.51

Other Loans:
Consumer Loans:
Home equity	21,587	8.30	19,468	7.14	17,766	6.17	15,369	5.86	10,054	4.25
Deposit account	29	—	45	.02	85	.03	146	.06	257	.11
Home improvement	—	—	—	—	—	—	—	—	15	—
Other secured	302	.12	471	.17	957	.33	1,664	.64	3,173	1.34
Other	517	.20	773	.28	566	.20	1,679	.64	2,034	.86

Total consumer loans	22,435	8.62	20,757	7.61	19,374	6.73	18,858	7.20	15,533	6.56

Commercial business loans	21,977	8.45	24,415	8.96	14,090	4.89	5,499	2.10	6,914	2.93

Total other loans	44,412	17.07	45,172	16.57	33,464	11.62	24,357	9.30	22,447	9 .49

Total loans	260,204	100.00%	272,665	100.00%	287,965	100.00%	262,156	100.00%	236,561	100.00%

Less:
Loans in process	(1,390)		(1,553)		(2,609)		(4,659)		(2,364)
Deferred fees and discounts	(125)		(117)		(87)		(62)		(83)
Allowance for loan losses	(1,806)		(1,695)		(1,665)		(2,781)		(3,200)

Total loans , net	$256,883		$269,300		$283,604		$254,654		$230,914

5.

The following schedule shows the contractual maturity of the Company’s gross loan portfolio at December 31, 2002. The schedule does not include any principal prepayment assumptions (dollars in thousands).

	One- to						Construction and
	Four-family		Nonresidential		Commercial		Development		Consumer		Total
Due During
Periods		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Ending		Average		Average		Average		Average		Average		Average
December 31	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

2003(1)(2)	$4,578	5.29%	$3,912	5.33%	$10,981	4.92%	$4,312	5.94%	$58	8.64%	$23,841	5.25%
2004 to 2007	3,195	7.69	15,470	6.01	5,734	5.11	—	—	3,830	5.27	28,229	5.92
2008 and following	116,344	6.86	67,649	6.54	5,262	6.98	332	7.38	18,547	4.47	208,134	6.55

	$124,117	6.82%	$87,031	6.39%	$21,977	5.46%	$4,644	6.04%	$22,435	4.62%	$260,204	6.36%

(1)  Includes construction loans.

(2)  Includes demand loans and loans having no stated maturity.

The following table sets forth at December 31, 2002, the dollar amount of gross loans receivable contractually due after December 31, 2003, whether such loans have fixed interest rates or adjustable interest rates (dollars in thousands).

	Due After December 31, 2003

	Fixed	Adjustable	Total

Real estate loans:
One-to-four family	$95,404	$25,192	$120,596
Nonresidential	17,853	64,283	82,136
Constuction	332	—	332
Other loans:
Consumer loans	718	21,587	22,305
Commercial business loans	1,292	9,702	10,994

Total	$115,599	$120,764	$236,363

6.

One- to Four-Family Residential Mortgage and Construction Lending

The Company focuses its lending efforts on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. Residential loan originations of this type are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At December 31, 2002, the Company’s one-to-four family residential permanent mortgage loans totaled $124.1 million, or 47.7% of the Company’s total gross loan portfolio.

At December 31, 2002, $96.3 million of the Company’s one-to-four family residential mortgage loans, or 37.0% of the Company’s total gross loan portfolio, had fixed interest rates. From time to time, the Company may purchase loans secured by one-to-four family residences.

The Company currently originates up to a maximum of 30-year, owner occupied one-to-four family residential mortgage loans in amounts up to 97% of the appraised value of the security property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan-to-value level. Interest rates charged on these loans are priced on a regular basis according to market conditions. Residential loans do not include prepayment penalties. The Company also originates up to a maximum of 30-year one-to-four family residential loans to nonowner-occupants, with loan-to-value ratios of up to 100% with private mortgage insurance.

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

The Company originates a limited number of loans to finance the construction of one-to-four family residences. At December 31, 2002, the Company had loans to finance the construction of one-to-four family residences totaling $4.6 million, or 1.8% of the Company’s loan portfolio. Substantially all of these loans are made to individuals who propose to occupy the premises upon completion of construction. Construction loans are generally structured for up to a 30-year term with a six-month construction phase, during which the borrower pays interest only. Upon completion of the construction phase, these loans continue as permanent loans of the Company. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

Multi-Family and Commercial Real Estate Lending

The Company also engages in commercial and multi-family real estate lending. At December 31, 2002, the Company had $87.0 million of permanent commercial and multi-family real estate loans, which represented 33.4% of the Company’s gross loan portfolio.

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

In addition, the Company from time to time has purchased loans secured by commercial and multi-family real estate. The Company purchased approximately $12.8 million of commercial and multi-family real estate participation loans in fiscal 2002.

Loans secured by commercial and multi-family real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. The largest single loan is $5.0 million and is secured by commercial real estate and as of December 31, 2002 was performing in accordance with its terms.

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

At December 31, 2002, consumer loans excluding home equity loans were $848,000 or .3% of the Company’s gross loan portfolio. Home equity loans were $21.6 million or 8.3% of the Company’s gross loan portfolio as of December 31, 2002.

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

8.

personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Commercial Business Lending

Commercial business loans have been added to the list of the Company’s products. The outstanding balance of unsecured commercial lines of credit was $34,000 as of December 31, 2002. Commercial loans secured other than by mortgage had outstanding balances of $21.8 million as of December 31, 2002. The purpose of these loans will generally be for working capital or expansion of existing businesses. These loans have been priced at prime plus a specified spread, or at the one-year constant-maturity treasury index plus a specified spread. Some of these loans are payable on demand.

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

9.

The following table sets forth information concerning delinquent loans at December 31, 2002. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent for:

			Total
	60-89 Days	90 Days and Over	60 Days and Over

	(Dollars in Thousands)
Real estate
One- to four-family	$1,591	$1,536	$3,127
Construction	—	—	—
Commercial	293	90	383
Multi-family	—	99	99
Consumer/commercial	36	54	90

Total	$1,920	$1,779	$3,699

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

	At December 31,

	2002	2001	2000	1999	1998

Nonaccruing loans
One- to four-family	$1,536	$1,767	$2,443	$1,304	$1,740
Consumer	32	11	64	20	373
Commercial real estate/business loans	211	1,040	1,094	1,431	2,428

Total	1,779	2,818	3,601	2,755	4,541
Accruing loans delinquent more than 90 days	—	—	—	—	—
Troubled debt restructurings	—	—	—	—	—

Total nonperforming assets	$1,779	$2,818	$3,601	$2,755	$4,541

Total as a percentage of total assets	0.66%	0.82%	1.02%	0.84%	1.40%
Total allowance for loan losses to nonperforming loans	101.52%	60.15%	46.24%	100.94%	70.47%

For the year ended December 31, 2002, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $36,000.

As of December 31, 2002, the Company had no other interest bearing assets, which would be required to be disclosed as non-performing if such assets were loans.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at December 31, 2002, the Bank had classified a total of $1.9 million, or .5% of its total assets as substandard and $243,000 as doubtful. At December 31, 2001, total classified assets were $3.1 million, or .9% of the Bank’s assets.

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

Although management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2002, the Company had a total allowance for loan losses of $1.8 million, or 0.7% of total loans. See Note 3 of the Notes to Consolidated Financial Statements in the Company’s Annual Report to Shareholders filed as Exhibit 13 hereto.

11.

The following table sets forth an analysis of the Company’s allowance for loan losses.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands)
Balance at beginning of period	$1,695	$1,665	$2,781	$3,200	$3,922
Charge-offs
One- to four-family	(246)	(57)	(41)	(215)	(28)
Consumer	(20)	(125)	(103)	(373)	(228)
Commercial	(267)	(231)	(1,444)	(148)	(122)

	(533)	(413)	(1,588)	(736)	(378)
Recoveries
One- to four-family	38	27	38	20	—
Consumer	16	41	66	48	19
Commercial	247	17	19	3	—

	301	85	123	71	19
Net charge-offs	(232)	(328)	(1,465)	(665)	(359)
Additions charged to operations	343	358	349	246	(363)

Balance at end of period	$1,806	$1,695	$1,665	$2,781	$3,200

Ratio of net charge-offs to average loans outstanding during the year	0.09%	0.12%	0.54%	0.27%	0.14%

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,

	2002		2001		2000		1999		1998

		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in Thousands)
One- to four-family	$609	49.5%	$636	58.2%	$686	64.8%	$477	70.7%	$522	76.5%
Commercial real estate	268	33.5	168	25.2	156	23.60	898	20.0	883	14.0
Consumer/ Commercial business	45	17.0	340	16.6	534	11.6	771	9.3	1,095	9.5
Unallocated	884	—	551	—	289	—	635	—	700	—

Total	$1,806	100.0%	$1,695	100.0%	$1,665	100.0%	$2,781	100.0%	$3,200	100.0%

12.

Investment Activities

Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of December 31, 2002, Cornerstone considers its available liquidity sufficient to meets its outstanding short and long-term needs.

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

At December 31, 2002, the Company’s cash and interest-bearing deposits in other financial institutions totaled $19.3 million, or 5.6% of total assets. The Company also has a $9.0 million investment in the common stock of the FHLB of Cincinnati in order to satisfy the requirement for membership therein.

The Company periodically invests in MBSs and CMOs (collectively “mortgage-backed securities”). At December 31, 2002 the Company had investments in mortgage-backed securities of $36.9 million, or 10.6% of total assets. The MBSs, which totaled $9.3 million at December 31, 2002, were all insured or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. Accordingly, management believes that the Company’s mortgage-backed securities are generally more resistant to credit problems than loans, which generally lack such insurance or guarantees. Because these securities represent a pass through of principal and interest from underlying individual 30-year mortgages, such securities do present prepayment risk. The CMO securities held by the Company also carry certain risks. The principal represented by such securities may be repaid over a longer or shorter period than initially assumed and may hinder certain aspects of the Company’s asset/liability management strategy. As of December 31, 2002, the Company held $27.6 million of CMO securities. Mortgage-backed securities can serve as collateral for borrowings and, through sales and repayments, as a source of liquidity.

At December 31, 2002, the Company held $7.0 million in municipal securities an increase of $5.4 million. These municipal securities are Ohio municipal debenture bonds with fixed rates.

OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank’s unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At December 31, 2002, the Bank was in compliance with this regulation. See “Regulation — Federal Regulation of Savings Institutions” for a discussion of additional restrictions on the Bank’s investment activities.

13.

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

	December 31,

	2002		2001		2000

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

			(Dollars in Thousands)
Securities:
U.S. government agencies	$2,052	$2,180	$2,105	$2,079	$10,000	$9,434
Municipal securities	6,932	6,955	1,634	1,563	—	—
Mortgage-backed securities	36,301	36,866	35,814	36,006	39,774	39,219
FHLB stock	8,971	8,971	8,568	8,568	8,014	8,014

Total securities and FHLB stock	$54,256	$54,972	$48,121	$48,216	$57,788	$56,667

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the investment securities portfolio, excluding FHLB of Cincinnati stock, as of December 31, 2002. The weighted average yield has been computed using the historical amortized cost for securities available for sale.

	December 31, 2002

	Less Than	1 to 5	6 to 10	Over 10
	1 Year	Years	Years	Years
					Total
	Carrying	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value	Value

		(Dollars in Thousands)
Securities:
U.S. government agencies	$—	$2,180	$—	$—	$2,180
Municipal securities	—	—	—	6,955	6,955
Mortgage-backed securities	1,280	22,903	3,662	9,021	36,866

Total securities	$1,280	$25,083	$3,662	$15,976	$46,001

Weighted average yield	7.41%	6.33%	11.05%	5.53%	6.80%

Excluding those holdings in the investment portfolio in the U.S. government agencies, there were no investments in securities of any one issuer, which exceeded 10% of the consolidated shareholder’s equity at December 31, 2002.

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

	Year Ended December 31,

	2002		2001		2000

	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate

			(Dollars in Thousands)
Demand and NOW accounts	$24,382	0.50%	$19,148	0.81%	$16,729	0.87%
Savings and money market accounts	71,728	2.04	60,117	3.57	58,437	4.34
Certificates of deposit	121,156	4.68	133,226	5.98	129,822	6.02

Total deposits	$217,266	3.34%	$212,491	4.83%	$204,988	5.12%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2002.

	Maturity

		Over	Over
	3 Months	3 to 6	6 to 12	Over
	or Less	Months	Months	12 Months	Total

			(Dollars in Thousands)
Certificates of deposit less than $100,000	$11,081	$6,781	$21,025	$52,323	$91,210
Certificates of deposit $100,000 or more	3,766	2,183	5,029	9,639	20,617

Total certificates of deposit	$14,847	$8,964	$26,054	$61,962	$111,827

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

15.

The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

	Year Ended December 31,

	2002	2001	2000

	(Dollars in Thousands)
Average balance outstanding during the year	$83,599	$88,898	$91,189
Maximum balance outstanding at any month-end during the year	$90,737	$101,518	$100,296
Balance outstanding at end of period	$81,243	$76,655	$100,225
Weighted average interest rate during the year	5.03%	5.55%	5.74%
Weighted average interest rate at end of year	4.92%	5.45%	5.82%

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

At December 31, 2002, the Bank had a book investment of $1.4 million in CornerstoneBanc Financial Services, an operating subsidiary created to generate mortgage lending in areas outside of the Bank’s normal lending area.

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

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended is to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxlet Act of 2002, or the SOA. The SOA is the most far-reaching U.S. securities legislation enacted in many years, and includes many substantive and disclosure-based requirements. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the Exchange Act”). Given the extensive and continuing SEC role in implementing rules relating to many of the SOA’s new requirements, the effects of these requirements remain to be determined, although it is likely that the Company’s costs will increase somewhat, at least in the short term, as a result of SOA implementation. The Company is continuing to assess the financial effects of the SOA on its operations.

Office of Thrift Supervision

General

The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings and loan associations and all other savings and loan associations the deposits of which are insured by the FDIC. The OTS issues regulations governing the operation of savings and loan

17.

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

Federal Regulation of Savings Institutions. The OTS has extensive authority over the operations of federal savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require an institution to provide for higher general or specific loan-loss reserves. All federal savings institutions are subject to a semi-annual assessment, based upon the institution’s total assets, to fund OTS operations. The Bank’s OTS assessment for the fiscal year ended December 31, 2002 was $84,000.

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

The Bank’s general permissible lending limit for loans-to-one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2002, the Bank’s lending limit under this restriction was $6.4 million. The Bank complies with the loans-to-one borrower limitation.

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

18.

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

Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However SAIF insured institutions are required to pay a Financing Corporation (“FICO”) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The assessment was 1.7 basis points for the quarter ended December 31, 2002. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

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

At December 31, 2002, the Bank had tangible capital of $40.8 million, or 11.8% of adjusted total assets, which is $35.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

19.

The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2002, the Bank had no intangibles that were subject to these tests. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

At December 31, 2002, the Bank had core capital equal to $40.8 million, or 11.8% of adjusted total assets, which is $26.9 million above the minimum leverage ratio requirement of 4% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2002, the Bank had no capital instruments that qualify as supplementary capital and $1.6 million of general loss reserves, which was less than 1.0% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 2002.

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

On December 31, 2002, the Bank had total capital (as defined above) of $42.4 million (including $40.8 million in core capital and $1.6 of general loss reserves) and risk-weighted assets of $233.2 million. Total capital was 17.5% of risk-weighted assets. This amount was $22.4 million above the 8.0% requirement in effect on that date.

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

20.

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

Liquidity. Office of Thrift Supervision (“OTS”) regulations presently requires the Bank to maintain sufficient liquidity to assure its safe and sound operation. To that end, the Bank maintains investments having

21.

maturities of 5 years or less, sells loans into the secondary market and borrows funds from the FHLB. These activities are intended to provide a source of relatively liquid funds on which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At December 31, 2002 the Bank had commitments to originate mortgage one-to-four family loans totaling $840,000 and commitments to originate commercial and consumer loans of $6.8 million. In addition, the Bank had $1.4 million in commitments to fund loans on residential properties under construction as well as $402,000 in commitments to fund nonresidential loans. The Bank had no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs.

Qualified Thrift Lender Test. Savings associations must meet one of two possible tests in order to be a qualified thrift lender (“QTL”). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments (“QTI”), which are general related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”). Under this test 65% of an institution’s “portfolio assets” (total assets less goodwill and other intangibles, property used to conduct business, and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of “domestic building and loan association” under the Internal Revenue Code of 1986, as amended (the Code). In order for an institution to meet the definition of a “domestic building and loan association” under the Code, at least 60% of such institution’s assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. At December 31, 2002 the Bank met the QTL test.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS or to impose fines or corrective measures. The Bank was examined for CRA compliance in 2000 and received a rating of satisfactory.

Transactions with Affiliates. Under federal law, all transactions between and among Cornerstone and its affiliates, which include its holding company, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder as interpreted by the OTS. Generally, these requirements limit these transactions to a percentage of the bank’s capital and require all of them to be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The OTS is authorized to impose additional restrictions on transactions with affiliates if necessary to protect ensure safety and soundness standards. The OTS regulations also set forth various reporting requirements relating to transactions with affiliates.

Extensions of credit by Cornerstone to its executive officers, directors and principal shareholders are subject to Section 22(h) of the Federal Reserve Act, which among other things, generally prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital

22.

and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral.

Section 22(h) permits loans to directors, executive officers and principal stockholders made pursuant to a benefit or compensation program that is widely available to employees of Cornerstone provided that no preference is given to any officer, director or principal stockholder, or related interest thereto, over any other employee. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

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

Federal Securities Law. The stock of the Company is registered with the SEC under the Exchange Act. Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

23.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts). At December 31, 2002, the Bank complied with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board might be used to satisfy liquidity requirements that may be imposed by the OTS. (See “Liquidity.”)

Savings associations are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Banks. The FHLBs provide credit to their members in the form of advances. See “Deposits and Borrowings.” The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank complies with this requirement with an investment in stock of the FHLB of Cincinnati of $9.0 million at December 31, 2002.

For the year ended December 31, 2002, dividends paid by the FHLB of Cincinnati to the Bank totaled $403,000, which constituted a $151,000 decrease over the amount of dividends received in 2001.

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

24.

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

25.

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

The Bank is a “financial institution” for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on “financial institutions.” This annual tax was imposed at a rate of 1.3% for the 2002 tax year and thereafter of the Bank’s apportioned book net worth, determined in accordance with generally accepted accounting principles, less any statutory deduction. As a “financial institution,” the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

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

Name	Age	Positions Held with the Company

John W. Raisbeck	63	President and Chief Executive Officer

Richard Smith	45	Senior Vice President, Treasurer and Chief
		Financial Officer

John Clemmer	57	Senior Vice President

William E. Whitmoyer	55	Senior Vice President

Robert P. Brezing	57	Senior Vice President

The business experience of each executive officer who is not also a Director of the Company is set forth below.

Richard Smith. Mr. Smith is Senior Vice President, Treasurer and Chief Financial Officer of the Company and the Bank, a position he has held since November 21, 2002. From 1995 to March 2002, Mr. Smith served as the Chief Financial Officer of First Place Bank, Warren, Ohio.

John Clemmer Mr. Clemmer is Senior Vice President of Retail Banking of the Bank, a position he has held since May 28, 2002. Mr. Clemmer has responsibility for retail banking. From 1992 to 2002, Mr Clemmer served as a Regional President of D&N Bank/Republic Bank with the responsibility of overseeing 16 branches.

William E. Whitmoyer. Mr. Whitmoyer is Senior Vice President of Mortgage lending. Mr. Whitmoyer has responsibility for all mortgage-banking functions and all consumer loans. From 1995 to February 2001, Mr. Whitmoyer served as Senior Vice President of Member Mortgage Services, a multi-state mortgage banking operation providing services to credit unions in a 5 state area.

Robert P. Brezing. Mr. Brezing is Senior Vice President of the Company and the Bank, positions he has held since October 1997. He is manager of Business Banking, responsible for all commercial loans, and commercial real estate loans. From 1988 to 1997, Mr. Brezing served as Vice President of Banc One Corporation, Columbus, Ohio.

Employees

At December 31, 2002, the Company and its subsidiary had 88 employees, including 5 part-time employees. The Company’s employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

27.

ITEM 2. PROPERTIES

The Company conducts its business at its main office, which also serves as its executive office, and the Bank’s six branch offices located in its market area. The following table sets forth information relating to each of the Company’s offices as of December 31, 2002.

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

The Company owns all of its offices. The total net book value of the Company’s premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2002 was $4.4 million. The Company considers all properties to be in good operating condition and suitable for the purpose for which they are used. The properties are unencumbered by any mortgage or security interest and are, in management’s opinion, adequately insured. See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders filed as Exhibit 13 hereto.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

28.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

Page 6 of the Company’s 2002 Annual Report to Shareholders is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

Pages 6 and 7 of the Company’s 2002 Annual Report to Shareholders are herein incorporated by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 8 through 16 of the Company’s 2002 Annual Report to Shareholders are herein incorporated by reference.

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

The Company’s cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. Consequently, the results of operations are heavily influenced by the levels of short-term interest rates. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis. For additional information regarding market risk, see pages 14 to 15 of the Company’s 2002 Annual Report to Shareholders.

29.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 17 through 36 of the Company’s 2002 Annual Report to Shareholders are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 24, 2002 (except for information contained under the headings “Compensation Committee Report on Executive Compensation” and “Stock Performance Presentation”), a copy of which will be filed not later than 120 days after the close of the fiscal year. For information concerning executive officers of the Company who are not also Directors, see “Executive Officers” in Part I of this Annual Report on Form 10-K.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with in the year 2002.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 24, 2002 (except for information contained under the headings “Compensation Committee Report on Executive Compensation” and “Stock Performance Presentation”), a copy of which will be filed not later than 120 days after the close of the fiscal year.

30.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 24, 2002 (except for information contained under the headings “Compensation Committee Report on Executive Compensation” and “Stock Performance Presentation”), a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table provides information as of December 31, 2002 related to our equity compensation plans in effect at that time.

Equity Compensation Plan Information

Number of
	Securities to be		Number of
	Issued Upon	Weighted-average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	220,265	$18.87	160,160

Equity Compensation Plans Not Approved by Security Holders	-0-	$-0-	-0-

Total	220,265	$18.87	160,160

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 24, 2002 (except for information contained under the headings “Compensation Committee Report on Executive Compensation” and “Stock Performance Presentation”), a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 14. CONTROLS AND PROCEDURES

With the participation and under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, and within 90 days of the filing date of this annual report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14-(c) and 15(d)-14(c) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

31.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements:

The following information appearing in the Company’s Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference in this Annual Report on Form 10-K as Exhibit 13.

Pages in
Annual
Annual Report Section	Report

Report of Independent Auditors	26
Consolidated Balance Sheets	27
Consolidated Statements of Income	28
Consolidated Statements of Comprehensive Income	29
Consolidated Statements of Shareholders’ Equity	30
Consolidated Statements of Cash Flows	31-32
Notes to Consolidated Financial Statements	33

(a)  (2) Financial Statement Schedules:

Financial statement schedules are omitted as they are not applicable or the required information is contained in the financial statements or notes therein found in the Company’s 2002 Annual Report to Shareholders.

32.

(a)  (3) Exhibits:

Reference to Prior
Regulation		Filing or Exhibit
S-K Exhibit		Number Attached
Number	Document	Hereto

3 (i)	Certificate of Incorporation	*

3 (ii)	Amended and Restated Bylaws	****

4	Instruments defining the rights of security holders, including indentures	*

10	Material contracts:

	(a) 1995 Stock Option and Incentive Plan	**

	(b) Management Recognition Plan	**

	(c) Employment Agreement with John W. Raisbeck	****

	(d) Employment Agreement with Robert P. Brezing	****

	(e) Employment Agreement with Richard K. Smith	10-(e)

	(f) Employment Agreement with John Clemmer	10-(f)

	(g) Employment Agreement with William E. Whitmoyer	*****

	(h) 1998 Omnibus Incentive Plan	***

	(i) Cornerstone Bank Deferred Compensation Plan, as amended	****

13	Annual report to security holders	13

21	Subsidiaries of the registrant	21

23	Consent of Crowe, Chizek and Company LLP	23

99.1	Certification of the ECO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.1

99.2	Certification of the CRO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.2

*	Incorporated by reference to the Company’s Registration Statement No. 33-76734.

**	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

***	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

33.

****	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

*****	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

34.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN OHIO FINANCIAL CORPORATION

Date: March 25, 2003	By:	/s/ John W. Raisbeck
John W. Raisbeck, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the dates indicated.

By:	/s/ John W. Raisbeck	By:	/s/ David L. Dillahunt
	John W. Raisbeck, President and Chief Executive Officer (Principal Executive Officer)		David L. Dillahunt, Chairman of the Board

Date:	March 25, 2003	Date:	March 25, 2003

By:	/s/ Howard V. Dodds	By:	/s/ John E. Field
	Howard V. Dodds, Director		John E. Field, Director

Date:	March 25, 2003	Date:	March 25, 2003

By:	/s/ Aristides G. Gianakopoulos	By:	/s/ William N. Scarff
	Aristides G. Gianakopoulos, Director		William N. Scarff, Director

Date:	March 25, 2003	Date:	March 25, 2003

By:	/s/ Jeffrey L. Levine	By:	/s/ Richard K. Smith
	Jeffrey L. Levine, Director		Richard K. Smith, Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 25, 2003	Date:	March 25, 2003

35.

Certification
(Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended)

I, John W. Raisbeck, certify that:

1.     I have reviewed this annual report on Form 10-K of Western Ohio Financial Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ John W. Raisbeck

John W. Raisbeck
Chief Executive Officer

Certification
(Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended)

I, Richard K. Smith, certify that:

1.     I have reviewed this annual report on Form 10-K of Western Ohio Financial Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ Richard K. Smith

Richard K. Smith
Chief Financial Officer