Form 10-Q
period 2003-03-31
WESTERN OHIO FINANCIAL CORP
filed 2003-05-15
CIK 920769

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 2003

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

Yes   X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes          No  X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class: Common stock, $.01 par value	Outstanding at May 15, 2003 common shares 1,733,711

WESTERN OHIO FINANCIAL CORPORATION

2.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Item 1.  Condensed Financial Statements

(Amounts in thousands, except share data)

	March 31,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$5,703	$19,312
Securities available for sale	41,110	46,001
Federal Home Loan Bank stock	9,059	8,971
Loans, net	279,888	256,883
Real Estate Owned	398	494
Premises and equipment, net	4,291	4,352
Bank owned life insurance	8,800	8,683
Other assets	1,995	2,099

Total assets	$351,244	$346,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$216,951	$219,169
Borrowed funds	88,297	81,243
Other liabilities	2,662	3,178

Total liabilities	307,910	303,590

Shareholders’ equity Common stock, $.01 par value, 7,250,000 shares authorized, 2,645,000 shares issued	26	26
Additional paid-in capital	40,665	40,642
Unearned employee stock ownership plan shares	(298)	(357)
Unearned management recognition plan shares	(54)	(71)
Shares held by deferred compensation plan	(298)	(260)
Treasury stock; 886,289 and 889,889 shares at cost, respectively	(18,018)	(18,102)
Accumulated other comprehensive income	268	472
Retained earnings	21,043	20,855

Total shareholders’ equity	43,334	43,205

Total liabilities and shareholders’ equity	$351,244	$346,795

See accompanying notes to condensed consolidated financial statements.

3.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,

	2003	2002

Interest and dividend income
Loans, including fees	$4,143	$4,745
Securities	484	602
Interest-bearing deposits and overnight funds	14	27
Other interest and dividend income	88	95

	4,729	5,469

Interest expense
Deposits	1,352	2,035
Borrowed funds	984	1,037

	2,336	3,072

Net interest income	2,393	2,397

Provision for loan losses	84	84

Net interest income after provision for loan losses	2,309	2,313

Noninterest income
Service charges	564	508
Net gain on sale of loans	85	60
Net gain on sale of securities	69	—
Other	107	6

	825	574

Noninterest expense
Salaries and employee benefits	1,162	1,128
Occupancy and equipment	239	227
Federal deposit insurance	9	9
State franchise taxes	141	134
Professional services	149	85
Advertising	34	83
Data processing	200	202
Other	312	340

	2,246	2,208

Income before income taxes	888	679
Income tax expense	267	230

Net income	621	449

Other comprehensive income	(204)	(190)

Comprehensive income	$417	$259

Earnings per common share
Basic	$.36	$.26
Diluted	$.35	$.26

Dividends per common share	$.25	$.25

See accompanying notes to condensed consolidated financial statements.

4.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002
(Amount in thousands)
Net cash from operating activities	$605	$794
Cash flows from investing activities
Securities available for sale:
Maturities and principal payments	2,891	3,624
Purchases	—	(19,448)
Sales	1,718	—
Net (increase) decrease in loans	(2,125)	5,658
Purchases of loans	(20,813)	(10,836)
Premises and equipment expenditures	(69)	(62)
Proceeds from sale of premises and equipment	4	—

Net cash from investing activities	(18,394)	(21,064)
Cash flows from financing activities
Net change in deposits	(2,218)	(56)
Net decrease in advances from borrowers for taxes and insurance	(282)	(358)
Purchase of treasury stock	—	—
Cash dividends paid	(433)	(441)
Proceeds from exercise of stock options	59	89
Net increase (decrease) in short-term borrowings	7,454	1,600
Proceeds from FHLB advances	—	12,000
Repayments on FHLB advances	(400)	(3,662)

Net cash from financing activities	4,180	9,172

Net change in cash and cash equivalents	(13,609)	(11,098)
Cash and cash equivalents at beginning of period	19,312	16,915

Cash and cash equivalents at end of period	$5,703	$5,817

See accompanying notes to condensed consolidated financial statements.

5.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2002. The financial data and results of operations for interim periods presented may not necessarily reflect the results to be anticipated for the entire year. Internal financial information is primarily reported and aggregated solely in the line of the banking business.

Consolidation Policy: The financial statements include Western Ohio Financial Corporation (Western) and its wholly-owned subsidiary Cornerstone Bank (Cornerstone), together referred to as the Corporation. The financial statements of Cornerstone include the accounts of its wholly-owned subsidiary, CornerstoneBanc Financial Services, Inc. Intercompany transactions and balances are eliminated in consolidation.

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

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Income tax expense is based on the effective rate expected to be applicable for the entire year.

Earnings Per Common Share: Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Ownership Plan (ESOP) shares are considered to be outstanding for the calculation unless unearned. Management Recognition Plan (MRP) shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense were measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock –Based Compensation.

6.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	March 31,
	2003	2002

Net income:
As reported	$621	$449
Pro forma	622	430
Earnings per share:
As reported
Basic	.36	.26
Diluted	.35	.26
Pro forma
Basic	.36	.25
Diluted	.35	.25

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2003	2002

Risk-free interest rate	—	4.31%
Expected option life	—	5 Years
Expected stock price volatility	—	23.99
Dividend yield	—	5.33%
Estimated fair value of options granted	—	$2.76

New Accounting Standards: The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143 “Asset Retirement Obligation.” The provisions of this standard apply to asset retirements beginning in 2003. The adoption of this standard did not have a material effect on the Corporation’s financial position or results of operations.

In June 2002, the FASB issued No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses the timing of recognition of a liability for exit and disposal cost at the time a liability is incurred, rather than at a planned commitment date, as previously required. Exit or disposal costs will be measured at fair value, and the recorded liability will be subsequently adjusted for changes in estimated cash flows. This Statement is required to be effective for exit or disposal activities entered after December 31, 2002, and early adoptions is encouraged. The Corporation does not believe this statement will have a material effect on its financial position or results or operations.

7.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

Securities available for sale were as follows:

(Amounts in thousands)		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Loss

March 31, 2003
U.S. government agencies	$1,086	$62	—
Municipal securities	6,956	24	—
Mortgage-backed securities	33,068	372	(52)

Total	$41,110	$458	$(52)

December 31, 2002
U.S. government agencies	$2,180	$128	—
Municipal securities	6,955	23	—
Mortgage-backed securities	36,866	595	(30)

Total	$46,001	$746	$(30)

Gross proceeds from sales of securities during the three month period ending March 31, 2003 were $1,718,000, with gross gains of $69,000 included in earnings. There were no sales during the three months ended March 31, 2002.

NOTE 3 – LOANS

Loans were as follows:

	March 31,	December 31,
	2003	2002
(Amounts in thousands)
First mortgage loans secured by:
One to four family residential	$136,563	$124,117
Other properties	96,386	87,031
Construction properties	3,317	4,644

Other loans
Consumer	785	848
Commercial	23,210	21,977
Home equity	22,363	21,587

Total loans	282,624	260,204

Less:
Net deferred loan fees, premiums and discounts	(100)	(125)
Loans in process	(751)	(1,390)
Allowance for loan losses	(1,885)	(1,806)

	$279,888	$256,883

8.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS(Continued)

Activity in the allowance for loan losses was as follows:

	Three Months Ended
	March 31, 2002

	2003	2002
(Amount in thousands)
Beginning balance	$1,806	$1,695
Provision for loan losses	84	84
Recoveries	2	251
Charge-offs	(7)	(278)

Ending balance	$1,885	$1,752

Nonperforming loans were $1,304,000 and $1,779,000 at March 31, 2003 and December 31, 2002.

Impaired loans were as follows:

	March 31,	December 31,
	2003	2002

Loans with no allocated allowance for loan losses	$277	216
Loans with allocated allowance for loan losses	268	268

Total	$545	$484

Amount of the allowance for loan losses allocated	$268	$129

NOTE 4 – DEPOSITS

Deposits were as follows:

	March 31,	December 31,
	2003	2002
(Amounts in thousands)
Checking – Noninterest bearing	$12,475	$10,778
Checking – Interest bearing	17,490	18,596
Money market accounts	63,551	66,466
Passbook and savings accounts	11,949	11,502
Certificates of deposit:
In denominations under $100,000	91,054	91,210
In denominations of $100,000 or more	20,432	20,617

	$216,951	$219,169

9.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – BORROWED FUNDS

Borrowed funds consisted of advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) and are summarized by contractual maturity as follows:

	March 31, 2003		December 31, 2002

		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
(Amount in thousands)
FHLB advances maturing in:
One year or less	$23,050	2.66%	$15,674	3.90%
Over 1 year to 3 years	11,784	5.23	11,978	5.25
Over 3 years to 5 years	1,000	4.73	1,089	4.74
Over 5 years	52,463	5.14	52,502	5.15

Total	$88,297	4.50%	$81,243	4.92%

NOTE 6 – EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation were as follows:

	Three Months Ended
	March 31,
	2003	2002
(Amounts in thousands, except per share data)
Basic earnings per common share
Net income	$621	$449

Weighted average common shares outstanding	1,757	1,760
Less: Average unallocated ESOP shares	(23)	(37)
Less: Average nonvested MRP shares	(3)	(4)

Average shares	1,731	1,719

Basic earnings per common share	$.36	$.26

Diluted earnings per common share
Net income	$621	$449

Weighted average common shares outstanding for basic earnings per common share	1,731	1,719
Add: Dilutive effects of average nonvested MRP shares	—	—
Add: Dilutive effects of stock options	22	15

Average shares and dilutive potential common shares	1,753	1,734

Diluted earnings per common share	$.35	$.26

10.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock options covering 66,936 and 78,736 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2003 and 2002, as they were antidilutive. In addition, nonvested MRP awards for 2,908 and 3,513 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2003 and March 31, 2002 respectively.

11.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition of the Company as of March 31, 2003 as compared to December 31, 2002, and the results of operations for the three months ended March 31, 2003, compared with the same periods in 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Analysis of Financial Condition

Consolidated assets of the Company totaled $351.2 million at March 30, 2003, an increase of $4.4 million from the December 31, 2002 total of $346.8 million. The increase in assets is a result of an increase of $23.0 million in loans and was partially offset by decrease of $4.9 million in securities available for sale. This activity was funded by a decrease of $13.6 million in cash and cash equivalents and an increase in FHLB advances of $7.1 million.

Net loans increased $23.0 million, or 9.0%, from $256.9 million at December 31, 2002 to $279.9 million at March 31, 2003. Traditional one-to-four family residential mortgage loans increased $12.4 million to $136.6 at March 31, 2003 from $124.1 million at December 31, 2002, primarily due to the purchase of $15.5 million of new originations during the period. For the period, other real estate mortgage loans increased $9.4 million to $96.4 million at March 31,2003 from $87.0 million at December 31, 2002. These loans are non-residential participation loans originated within the Columbus, OH area and secured by real estate. These changes continue Cornerstone’s effort to increase its portfolio of commercial and other real estate mortgage type loans.

12.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and cash equivalents decreased by $13.6 million to $5.7 million on March 31, 2003, from $19.3 million on December 31, 2002. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions. The decrease was primarily the result of purchasing loans.

Securities available for sale decreased $4.9 million from $46.0 million at December 31, 2002, to $41.1 million on March 31, 2003. The decrease was due to sale of securities of $1.7 million and principal repayments on existing mortgage-backed securities available for sale.

Deposits at March 31, 2003 totaled $217.0 million, a decrease of $2.2 million, or 1.0% from $219.2 million at December 31, 2002. The decrease occurred primarily in money market accounts, which decreased $2.9 million, or 4.4%. Deposits in checking accounts increased $0.6 million to $30.0 million at March 31, 2003 from $29.4 million at December 31, 2002. Certificates of Deposit accounts decreased $0.3 million to $111.5 million at March 31, 2003 compared to $111.8 million on December 31, 2002.

FHLB advances at March 31, 2003 totaled $88.3 million, an increase of $7.1 million or 8.0% from $81.2 million at December 31, 2002. The Bank increased its advances from the FHLB during the period to fund loan purchases. The majority of borrowed funds are invested in loans to leverage the Company’s excess capital and improve the Company’s return on equity over time.

Total shareholders’ equity increased $129,000 from $43.2 million at December 31, 2002, to $43.3 million at March 31, 2003. This increase is primarily due to net income for the period and stock options exercised, and partially offset by a decrease in accumulated other comprehensive income of $204,000 and dividend payments of $433,000.

As of March 31, 2003, the Company had commitments to make $4.1 million of residential loans and $4.0 million of non-residential real estate loans. It is expected that these loans will be funded within 30-90 days. The Company also had $0.8 million in commitments to fund loans on residential properties under construction as well as commitments to disburse $2.1 million on other mortgage loans. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $12.2 million and unused home equity lines of credit were $15.0 million. Commitments to originate nonmortgage loans total $649,000.

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

The Company’s net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets, other income, noninterest expense and income taxes. The Company’s net income of $621,000 for the three months ended March 31, 2003, represented an increase of $172,000, or 38.07%, compared to the same period in 2002. The returns on average assets and average shareholders’ equity for the three months ended March 31, 2003, on an annualized basis, were 0.73% and 5.77%, respectively, compared to 0.52%

13.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and 4.24% for the same period in 2002. Basic earnings per share increased $.10 from $.26 per share for the three month period ended March 31, 2002 to $.36 per share for the period ended March 31, 2003.

Net interest income is the largest component of the Company’s income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $2,393,000 for the three months ended March 31, 2003, compared to $2,397,000 for the same period in 2002. The decrease of $4,000 for the three month period is due to lower interest rates on interest earning assets. The Company remains liability sensitive whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Company’s net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of rising interest rates. Cornerstone is more sensitive to rising rates than declining rates. In a rising interest rate environment, because Cornerstone has primarily fixed-rate loans in its loan portfolio, the amount of interest Cornerstone would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest Cornerstone would pay on its deposits would increase relatively rapidly because Cornerstone’s deposits generally have shorter periods to repricing.

Interest and fees on loans totaled $4,143,000 for the three months ended March 31, 2003 compared to $4,745,000 for the three months ended March 31, 2002. The decrease was due primarily to a decrease in loan rates. The average yield earned on the portfolio on an annualized basis, decreased to 6.23% for the period ended March 31, 2003 from 6.99% for the same period in 2002.

Interest and dividends on securities totaled $484,000 for the three months ended March 31, 2003, and $602,000 for the three months ended March 31, 2002. The decrease for the three month period was due to lower interest rates on average securities held for sale.

Interest on deposits totaled $1,352,000 for the three months ending March 31, 2003 compared to $2,035,000 for the three months ended March 30, 2002. The decrease was due to lower interest rates on all deposits and the change in mix from certificates of deposits to checking and money market accounts.

Interest on FHLB advances was $984,000 for the three months ending March 31, 2003 compared to $1,037,000 for the three months ending March 31, 2002. The decrease for the three months ending March 31, 2003 compared to the same three month period in March 31, 2002, is due to the lower cost of new advances that were offset by an increase in average outstanding borrowings from the FHLB of approximately $2.5 million.

The Company maintains an allowance for loan losses in an amount, which, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Company’s loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision for loan losses totaled $84,000 and for the three months ended March 31, 2003, which was the same amount as compared to the three months ending March 31, 2002.

14.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net charge-offs decreased to $5,000 for the three months ended March 31, 2003 from $27,000 for the three months ended March 31, 2002. Due to the decrease in net charge-offs, the collateral supporting non-performing loans, area economic conditions, and the level of impaired and non-performing loans, management believes that the total allowance of $1.9 million on total loans of $283 million at March 31, 2003 is adequate. The Corporation will continue to review its allowance for loan losses and make further provisions as economic and asset quality conditions dictate.

Noninterest income totaled $825,000 for the three months ended March 31, 2003 compared to $574,000 for the same period in 2002. Service charges on loans and deposits increased $56,000 from $508,000 in March 31, 2002 to $564,000 for the three month period ended March 31, 2003. Service charges on deposits, including non-sufficient funds, increased $55,000 for the three month period ended March 31, 2003 compared to the same period in March 31, 2002. The Company’s overdraft honor program, which provides to most customers the courtesy of honoring checks drawn on insufficient balances, up to limits established by management, continues to be the primary reason for the increase in service charges on deposits. Additionally, the Company recognized loan sale gains of $85,000 on loan sales of $4.5 million for the three months ended March 31, 2003 compared to $60,000 on loan sales of $3.7 million for the same three months in 2002. Gains on the sale of investments were $69,000 for the period March 31, 2003. There were no gains for the period ended March 31, 2002. Other noninterest income increased from $6,000 in March 31, 2002 to $107,000 for the period ended March 31, 2003 due primarily to the cash surrender value earnings on the Company’s bank owned life insurance policies.

Noninterest expense increased $38,000 for the three months ended March 31, 2003 compared to the same period in March 31, 2002. This increase is due to increases in occupancy, state franchise taxes and other noninterest expense items. Other noninterest expense consists of items such as telephone, printing and supplies, loan expenses and check losses.

The change in income tax is primarily attributable to the change in income before income taxes. Income tax expense totaled $267,000 and $230,000, or an effective rate of 30.1% and 33.9.0%, for the three months ended March 31, 2003 and March 31, 2002 respectively. This effective tax rate decrease is due primarily to the income on the Bank owned life insurance policies.

15.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

Office of Thrift Supervision (“OTS”) regulations presently require Cornerstone Bank to maintain sufficient liquidity to assure its safe and sound operation. To that end, Cornerstone Bank maintains investments having maturities of 5 years or less, sells loans into the secondary market and borrows funds from the FHLB. These activities are intended to provide a source of relatively liquid funds on which Cornerstone may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At March 31, 2003 Cornerstone had commitments to originate residential loans totaling $4.0 million and $4.0 million of non-residential real estate loans. In addition, Cornerstone had $0.8 million in commitments to fund loans on residential properties under construction as well as $2.1 million in commitments to fund other mortgage loans. Unused commercial lines of credit were $12.2 million and unused home equity lines of credit were $15.0 million. Commitments to originate nonmortgage loans total $649,000. Cornerstone considers its liquidity sufficient to meet its outstanding short and long-term needs.

Capital Resources

Cornerstone is required by regulations to meet certain minimum capital requirements, which must be generally as stringent as standards established for commercial banks. Current minimum capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for Cornerstone, consists solely of tangible capital) of 4.0% of adjusted total assets, except for institutions with the highest examination rating and acceptable levels of risk, and risk-based capital (which, for Cornerstone, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk).

The following table summarizes Cornerstone’s minimum regulatory capital requirements and actual capital at March 31, 2003.

			Minimum		Excess of actual
			Current		capital over current
	Actual capital		requirement		requirement
							Applicable
	Amount	Percent	Amount	Percent	Amount	Percent	Asset Total
(Dollars in thousands)
Tangible capital	$41,518	11.9%	$5,261	1.5%	$36,257	10.4%	$350,764
Core capital	41,518	11.9	14,031	4.0	27,487	7.9	350,764
Risk-based capital	43,122	16.2	21,358	8.0	21,764	8.25	266,981

Cornerstone also exceeded the minimum requirements to be considered well-capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991.

16.

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

	March 31, 2003			December 31, 2002
Change in
Interest Rate	$ Change	% Change	NPV	$ Change	% Change	NPV
(Basis Points)	In NPV	In NPV	Ratio	In NPV	In NPV	Ratio

	(Dollars in Thousands)
+200	$(1,560)	(4)%	12.16%	$(5,756)	(12)%	11.72%
+100	(100)	0	12.37	(2,103)	(4)	12.57
—	—	—	12.24	—	—	13.01
(100)	(1,554)	(4)	11.69	978	2	13.17
(200)	(3,308)	(8)	11.12	2,234	5	13.40

Since December 31, 2002 interest rates have declined to historically low levels. As a result, many of the Bank’s deposits are within 200 basis points of a zero interest rate floor. As the March 31, 2003 table suggests, should overall rates and loan yields continue to decline, the Bank’s inability to reduce rates below the zero floor could negatively impact Cornerstone’s NPV and future earnings. The decline in NPV from prior periods is due to the increase in prepayments in our loan portfolio and extended duration of our Federal Home Loan Bank advances.

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

17.

WESTERN OHIO FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK

Item 4.     Controls and procedures

With the participation and under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, and within 90 day s of the filing date of this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d- 14(c) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

18.

WESTERN OHIO FINANCIAL CORPORATION
PART II – OTHER INFORMATION

Item 1 —	Legal Proceedings
None

Item 2 —	Changes in Securities and Use of Proceeds
None

Item 3 —	Defaults Upon Senior Securities
None

Item 4 —	Submission of Matters to a Vote of Security Holders
None

Item 5 —	Other Information
None

Item 6 —	Exhibits and Reports on Form 8-K
(a) Exhibits
(b) No current reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2003.

19.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN OHIO FINANCIAL CORPORATION

(Registrant)

Date:	May 15, 2003	/s/ John W. Raisbeck

John W. Raisbeck President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2003	/s/ Richard K. Smith

Richard K. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)

20.

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

Date: May 15, 2003

/s/ John W. Raisbeck

John W. Raisbeck
President and Chief Executive Officer

21.

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-Q

I, Richard K. Smith certify that:

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

Date: May 15, 2003

/s/ Richard K. Smith

Richard K. Smith
Chief Financial Officer

22.