Form 10-Q
period 2003-06-30
WESTERN OHIO FINANCIAL CORP
filed 2003-08-14
CIK 920769

Item 1. Condensed Financial Statements
WESTERN OHIO FINANCIAL CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited)
WESTERN OHIO FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
WESTERN OHIO FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
WESTERN OHIO FINANCIAL CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and procedures
WESTERN OHIO FINANCIAL CORPORATION
PART II- OTHER INFORMATION
Item 1 — Legal Proceedings
Item 2 — Changes in Securities and Use of Proceeds
Item 3 — Defaults Upon Senior Securities
Item 4 — Submission of Matters to a Vote of Security Holders
Item 5 — Other Information
Item 6 — Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1 302 CEO Cert
EX-31.2 302 CFO Cert
EX-32.1 906 CEO Cert
EX-32.2 906 CFO Cert

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 2003

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

Yes    X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes    X    No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 14, 2003
Common stock, $.01 par value	common shares 1,748,578

WESTERN OHIO FINANCIAL CORPORATION

INDEX

2.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Item 1. Condensed Financial Statements

(Amounts in thousands, except share data)

	June 30,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$5,410	$19,312
Securities available for sale	34,785	46,001
Federal Home Loan Bank stock	9,150	8,971
Loans, net	291,172	256,883
Real Estate Owned	344	494
Premises and equipment, net	4,207	4,352
Bank owned life insurance	8,915	8,683
Other assets	2,399	2,099

Total assets	$356,382	346,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$214,160	$219,169
Borrowed funds	96,472	81,243
Other liabilities	2,508	3,178

Total liabilities	313,140	303,590

Shareholders’ equity
Common stock, $.01 par value, 7,250,000 shares authorized, 2,645,000 shares issued	26	26
Additional paid-in capital	40,641	40,642
Unearned employee stock ownership plan shares	(238)	(357)
Unearned management recognition plan shares	(67)	(71)
Shares held by deferred compensation plan	(308)	(260)
Treasury stock; 893,922 and 889,889 shares at cost, respectively	(18,134)	(18,102)
Accumulated other comprehensive income	100	472
Retained earnings	21,222	20,855

Total shareholders’ equity	43,242	43,205

Total liabilities and shareholders’ equity	$356,382	$346,795

3.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Interest and dividend income
Loans, including fees	$4,193	$4,781	$8,336	$9,526
Securities	349	708	833	1,310
Interest-bearing deposits and overnight funds	2	1	16	28
Other interest and dividend income	90	103	179	198

	4,634	5,593	9,364	11,062

Interest expense
Deposits	1,272	1,898	2,625	3,933
Borrowed funds	978	1,069	1,962	2,106

	2,250	2,967	4,587	6,039

Net interest income	2,384	2,626	4,777	5,023

Provision for loan losses	84	84	168	168

Net interest income after provision for loan losses	2,300	2,542	4,609	4,855

Noninterest income
Service charges	621	552	1,185	1,060
Net gain on sale of loans	104	134	189	194
Net gain on sale of securities	2	28	71	28
Other	54	6	161	12

	781	720	1,606	1,294
Noninterest expense
Salaries and employee benefits	1,108	1,180	2,213	2,308
Occupancy and equipment	237	261	476	488
Federal deposit insurance	9	10	18	19
State franchise taxes	146	139	287	273
Professional services	126	188	274	273
Advertising	55	70	90	153
Data processing	191	208	390	410
Other	365	246	733	586

	2,237	2,302	4,481	4,510

Income before income taxes	844	960	1,734	1,639
Income tax expense	229	328	498	558

Net income	615	632	1,236	1,081

Other comprehensive income(loss) net of tax:
Unrealized gain (loss) on securities available for sale arising during this period	(167)	639	(325)	449
Reclassification adjustment for amounts realized on securities sales included in net income	(1)	(19)	(47)	(19)
Other comprehensive income	(168)	620	(372)	430

Comprehensive income	$447	$1,252	$864	$1,511

Earnings per common share
Basic	$.36	$.37	$.72	$.63
Diluted	$.35	$.36	$.71	$.62
Dividends per common share	$.25	$.25	$.50	$.50

See accompanying notes to condensed financial statements.

4.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	2003	2002
(Amount in thousands)
Net cash from operating activities	$954	$1,454

Cash flows from investing activities
Securities available for sale:
Maturities and principal payments	8,715	6,041
Purchases	—	(20,482)
Sales	1,742	3,056
Net (increase) decrease in loans	6,388	8,896
Purchases of loans	(40,864)	(10,857)
Sales of Real estate owned	178	—
Premises and equipment expenditures	(112)	(88)
Proceeds from sale of premises and equipment	3	2

Net cash from investing activities	(23,950)	(13,432)

Cash flows from financing activities
Net change in deposits	(5,009)	(3,567)
Net decrease in advances from borrowers for taxes and insurance	(128)	(477)
Purchase of treasury stock	(540)	(342)
Cash dividends paid	(870)	(883)
Proceeds from exercise of stock options	412	259
Net increase (decrease) in short-term borrowings	2,985	(1,040)
Proceeds from FHLB advances	12,672	12,538
Repayments on FHLB advances	(428)	(3,704)

Net cash from financing activities	9,094	2,784

Net change in cash and cash equivalents	(13,902)	(9,194)
Cash and cash equivalents at beginning of period	19,312	16,915

Cash and cash equivalents at end of period	$5,410	$7,721

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

6.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income:
As reported	$615	$632	$1,236	$1,081
Pro forma	615	616	$1,237	$1,046
Earnings per share:
As reported
Basic	.36	.37	.72	.63
Diluted	.35	.36	.71	.62
Pro forma
Basic	.36	.37	.72	.63
Diluted	.35	.35	.71	.60

     The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2003	2002

Risk-free interest rate	-	4.48%
Expected option life	-	5 Years
Expected stock price volatility	-	22.73
Dividend yield	-	4.76%
Estimated fair value of options granted	-	$3.23

New Accounting Standards: The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143 “Asset Retirement Obligation.” The provisions of this standard apply to asset retirements beginning in 2003. The adoption of this standard did not have a material effect on the Corporation’s financial position or results of operations.

In June 2002, the FASB issued No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses the timing of recognition of a liability for exit and disposal cost at the time a liability is incurred, rather than at a planned commitment date, as previously required. Exit or disposal costs will be measured at fair value, and the recorded liability will be subsequently adjusted for changes in estimated cash flows. This Statement was effective for exit or disposal activities entered after December 31, 2002. This statement did not have a material effect on the Corporation’s financial position or results or operations.

Newly Issued But Not Yet Effective Accounting Standards: The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Because the Company does not have these instruments or is only nominally involved in these instruments, the new accounting standards will not materially affect the Company’s operating results or financial condition.

7.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – SECURITIES

Securities available for sale were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Loss
(Amounts in thousands)
June 30, 2003
U.S. government agencies	$1,105	84	—
Municipal securities	7,009	77	—
Mortgage-backed securities	26,671	227	(236)

Total	$34,785	388	$(236)

December 31, 2002
U.S. government agencies	$2,180	128	—
Municipal securities	6,955	23	—
Mortgage-backed securities	36,866	595	(30)

Total	$46,001	746	$(30)

Gross proceeds from sales of securities during the six-month period ending June 30, 2003 were $1,742,000, with gross gains of $71,000 included in earnings. Gross proceeds from sales of securities during the six-month period ending June 30, 2002 were $3,056,000 with gross gains of $28,000 included in earnings.

NOTE 3 – LOANS

Loans were as follows:

	June 30,	December 31,
	2003	2002
(Amounts in thousands)
First mortgage loans secured by:
One to four family residential	$146,905	$124,117
Other properties	97,341	87,031
Construction properties	3,878	4,644
Other loans
Consumer	816	848
Commercial	22,491	21,977
Home equity	22,389	21,587
Total loans	293,820	260,204
Less:
Net deferred loan fees, premiums and discounts	385	(125)
Loans in process	(1,092)	(1,390)
Allowance for loan losses	(1,941)	(1,806)

	$291,172	$256,883

8.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     NOTE 3 – LOANS(Continued)

     Activity in the allowance for loan losses was as follows:

(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Beginning balance	$1,885	$1,752	$1,806	$1,695
Provision for loan losses	84	84	168	168
Recoveries	2	42	4	293
Charge-offs	(30)	(76)	(37)	(354)

Ending balance	$1,941	$1,802	$1,941	$1,802

Nonperforming loans were $1,312,000 and $1,779,000 at June 30, 2003 and December 31, 2002.

Impaired loans were as follows:

	June 30,	December 31,
	2003	2002

Loans with no allocated allowance for loan losses	$366	216
Loans with allocated allowance for loan losses	267	268

Total	$633	$484

Amount of the allowance for loan losses allocated	$267	$129

NOTE 4 — DEPOSITS

Deposits were as follows:

	June 30,	December 31,
	2003	2002
(Amounts in thousands)
Checking – Noninterest bearing	$11,679	$10,778
Checking — Interest bearing	17,283	18,596
Money market accounts	62,290	66,466
Passbook and savings accounts	12,166	11,502
Certificates of deposit:
In denominations under $100,000	90,077	91,210
In denominations of $100,000 or more	20,665	20,617

	$214,160	$219,169

9.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – BORROWED FUNDS

Borrowed funds consisted of advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) and are summarized by contractual maturity as follows:

(Amount in thousands)	June 30, 2003		December 31, 2002

		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate

FHLB advances maturing in:
One year or less	$20,202	2.36%	$15,674	3.90%
Over 1 year to 3 years	17,142	3.95	11,978	5.25
Over 3 years to 5 years	6,000	2.64	1,089	4.74
Over 5 years	53,128	5.10	52,502	5.15

Total	$96,472	4.17%	$81,243	4.92%

     NOTE 6 – EARNINGS PER COMMON SHARE

     The factors used in the earnings per share computation were as follows:

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Basic earnings per common share
Net income	$615	$632	$1,236	$1,081

Weighted average common shares outstanding	1,745	1,765	1,751	1,762
Less: Average unallocated ESOP shares	(18)	(34)	(20)	(35)
Less: Average nonvested MRP shares	(3)	(3)	(3)	(3)

Average shares	1,724	1,728	1,728	1,724

Basic earnings per common share	$.36	$.37	$.72	$.63

10.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     NOTE 6 – EARNINGS PER COMMON SHARE(Continued)

Diluted earnings per common share
Net income	$615	$632	$1,236	$1,081

Weighted average common shares outstanding for basic earnings per common share	1,724	1,728	1,728	1,724
Add: Dilutive effects of average nonvested MRP shares	—	—	—	—
Add: Dilutive effects of stock options	30	19	24	17

Average shares and dilutive potential common shares	1,754	1,747	1,752	1,741

Diluted earnings per common share	$.35	$.36	$.71	$.62

Stock options covering 4,000 and 31,536 shares of common stock and 74,136 and 79,136 were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2003 and June 30, 2002 respectively, as they were antidilutive. In addition, nonvested MRP awards for 2,764 and 3,402 shares of common stock and 3,063 and 4,531 were not considered in computing diluted earnings per common share for the three months ended June 30, 2003 and June 30, 2002 respectively.

11.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2003 as compared to December 31, 2002, and the results of operations for the three months and six months ended June 30, 2003, compared with the same periods in 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Analysis of Financial Condition

Consolidated assets of the Company totaled $356.4 million at June 30, 2003, an increase of $9.6 million from the December 31, 2002 total of $346.8 million. The increase in assets is a result of an increase of $34.3 million in loans and was partially offset by decrease of $11.2 million in securities available for sales. This activity was funded by a decrease of $13.9 million in cash and cash equivalents and an increase in FHLB advances of $15.2 million.

Net loans increased $34.3 million, or 13.4%, from $256.9 million at December 31, 2002 to $291.2 million at June 30, 2003. Traditional one-to-four family residential mortgage loans increased $22.8 million to $146.9 at June 30, 2003 from $124.1 million at December 31, 2002, primarily due to the purchase of $40.9 million of servicing retained residential real estate loans during the period. For the period, other real estate mortgage loans increased $10.3 million to $97.3 million at June 30, 2003 from $87.0 million at December 31, 2002. These loans are primarily non-residential participation loans originated within the Columbus, OH area and secured by real estate. These changes continue Cornerstone’s effort to increase its portfolio of commercial and retail real estate mortgage type loans.

12.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and cash equivalents decreased by $13.9 million to $5.4 million on June 30, 2003, from $19.3 million on December 31, 2002. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions. The decrease was the result of originating and purchasing loans.

Securities available for sale decreased $11.2 million from $46.0 million at December 31, 2002, to $34.8 million on June 30, 2003. The decrease was due to sale of securities of $1.7 million and principal repayments on existing mortgage-backed securities available for sale. The cash flows were reinvested in loans.

Deposits at June 30, 2003 totaled $214.2 million, a decrease of $5.0 million, or 2.3% from $219.2 million at December 31, 2002. The decrease occurred principally in money market accounts, which decreased $4.2 million, or 6.3%. Certificates of Deposit accounts decreased $1.1 million to $110.7 million at June 30, 2003 compared to $111.8 million on December 31, 2002.

FHLB advances at June 30, 2003 totaled $96.5 million, an increase of $15.3 million or 18.7% from $81.2 million at December 31, 2002. The Bank increased its advances from the FHLB during the period to fund loan originations and purchases. The majority of borrowed funds are invested in loans to leverage the Company’s excess capital and improve the Company’s return on equity over time.

Total shareholders’ equity increased $37,000 or .09% to $43.2 million at June 30, 2003. This increase is chiefly due to net income for the period and stock options exercised; partially offset by a decrease in accumulated other comprehensive income of $372,000, dividend payments of $870,000 and purchase of treasury stock of $540,000.

As of June 30, 2003, the Company had commitments to make $7.4 million of residential loans, $5.6 million of non-residential real estate loans, and $5.4 million of multifamily loans. It is expected that these loans will be funded within 30-90 days. The Company also had $1.1 million in commitments to fund loans on residential properties under construction as well as commitments to disburse $3.9 million on other mortgage loans. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $9.3 million and unused home equity lines of credit were $15.6 million. Commitments to originate nonmortgage loans total $1.1 million

Results of Operations

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

The Company’s net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets, other income, noninterest expense and income taxes. The Company’s net income of $615,000 and $1,236,000 for the three and six months ended June 30, 2003, represented a decrease of $17,000, or 2.7%, for the three months and an increase of $155,000, or 14.34%, for the six months ended June 30, 2003. The returns on average assets for the three and six months ended June 30, 2003 were 0.71% and 0.72%, respectively, compared to 0.72% and 0.62% for the same period in 2002. The returns on average

13.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

shareholders’ equity for the three and six months ended June 30, 2003 were 5.65% and 5.67%, respectively, compared to 5.92% and 5.08% for the same periods ended June 30, 2002. Basic earnings per share decreased $.01 from $.37 per share for the three-month period ended June 30, 2002 to $.36 per share for the period ended June 30, 2003. Basic earnings per share for the six-month period ended June 30, 2003 was $.72 per share compared to $.63 per share for the same period ended June 30, 2002, an increase of $.09, or 14.3%.

Net interest income is the largest component of the Company’s income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $2,384,000 and $4,777,000 for the three and six months ended June 30, 2003, compared to $2,626,000 and $5,023,000 for the same periods in 2002. The decreases of $242,000 and $246,000 for the three and six month periods are due to lower interest rates on interest earning assets. A further decline in interest rates will cause the balance sheet to become asset sensitive whereby a further decline in rates will cause its interest-earning assets to reprice more quickly than its interest-bearing liabilities due to deposits reaching the rate floor. If interest rates rise, the Company’s net interest margin will generally decrease due to deposits repricing faster. In a rising interest rate environment, because Cornerstone has primarily fixed-rate loans in its loan portfolio, the amount of interest Cornerstone would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are originated. Moreover, the interest Cornerstone would pay on its deposits would increase relatively rapidly because Cornerstone’s deposits generally have shorter periods to repricing.

Interest and fees on loans totaled $4,193,000 and $8,336,000 for the three and six months ended June 30, 2003 compared to $4,781,000 and $9,526,000 the three and six months ended June 30, 2002. The decreases were due primarily to a decrease in loan rates from the same period in 2002. The average yield earned on the portfolio on an annualized basis, decreased to 5.69% for the six months ended June 30, 2003 from 6.53% for the same period in 2002.

Interest and dividends on securities totaled $349,000 and $833,000 for the three and six months ended June 30, 2003, and $708,000 and $1,310,000 for the three and six months ended June 30, 2002. The decrease for the three and six months was due to lower average outstanding balances as well as lower interest rates on those outstanding balances.

Interest on deposits totaled $1,272,000 and $2,625,000 for the three and six months ended June 30, 2003 compared to $1,898,000 and $3,933,000 for the three and six months ended June 30, 2002. The decreases were due to lower interest rates on all deposits.

Interest on FHLB advances was $978,000 and $1,962,000 for the three and six months ended June 30, 2003 compared to $1,069,000 and $2,106,000 for the three and six months ended June 30, 2002. The decrease for the three and six months ended June 30, 2003 is due to the lower cost of new advances that were partially offset by an increase in average outstanding borrowings from the FHLB.

The Company maintains an allowance for loan losses in an amount, which, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Company’s loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, changes in size

14.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision for loan losses totaled $84,000 and $168,000 for the three and six months ended June 30, 2003, compared to $84,000 and $168,000 for the three and six months ended June 30, 2002.

Net charge-offs were $28,000 and $33,000 for the three and six months ended June 30, 2003 compared to $34,000 and $61,000 for the same periods in 2002. Due to the decrease in net charge-offs, the collateral supporting non-performing loans, area economic conditions, and the level of impaired and non-performing loans, management believes that the total allowance of $1.9 million on total loans of $291 million at June 30, 2003 is adequate. The Corporation will continue to review its allowance for loan losses and make further provisions as economic and asset quality conditions dictate.

Noninterest income totaled $781,000 and $1,606,000 for the three and six months ended June 30, 2003 compared to $720,000 and $1,294,000 for the same periods in 2002. Service charges on loans and deposits increased $69,000 from $552,000 to $621,000 for the three-month period and $125,000 from $1,060,000 to $1,185,000 for the six-month period. Service charges on deposits, including non-sufficient funds, increased $68,000 and $123,000 for the three and six month period respectively. The Company’s overdraft honor program, which provides to most customers the courtesy of honoring checks drawn on insufficient balances, up to limits established by management, continues to be the primary reason for the increase in service charges on deposits. Gains on the sale of investments were $2,000 and $71,000 for the three and six month period ending June 30, 2003 compared to $28,000 and $28,000 for the same period ending June 30, 2002. Other noninterest income increased $48,000 and $149,000 for the three and six months ended June 30, 2003 compared to the same periods in June 30, 2002. This was due primarily to the cash surrender value of the Company’s bank owned life insurance policies offset by the $80,000 decline in the market value of the mortgage servicing rights.

Noninterest expense decreased $65,000 and $29,000 for the three and six months ended June 30, 2003 to $2.2 million and $4.5 million from $2.3 million and $4.5 million in 2002. The decreases are due to decreases in items such as telephone, printing and supplies, insurance, employee benefits and marketing, offset by the increase in other noninterest expenses related to real estate owned and education.

Income tax expense decreased $99,000 and $60,000 for the three and six month period ending June 30, 2003 to $229,000 and $498,000 from $328,000 and $558,000 for the period ending June 30, 2002. The decrease is due primarily to the decrease in the effective tax rate from 34.2% and 34.0% for the three and six months ended June 30, 2002 to 27.1% and 28.7% in June 30, 2003. This is attributable to the tax-exempt income on the Company’s owned life insurance policies.

Liquidity

Office of Thrift Supervision (“OTS”) regulations presently require Cornerstone Bank to maintain sufficient liquidity to assure its safe and sound operation. To that end, Cornerstone Bank maintains investments having maturities of 5 years or less, sells loans into the secondary market and borrows funds from the FHLB. These activities are intended to provide a source of relatively liquid funds on which Cornerstone may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At June 30, 2003 Cornerstone had commitments to originate residential loans totaling $7.4 million, $5.4 million of multifamily loans, and $5.6 million of non-residential real estate loans. In addition, Cornerstone had $1.1 million in commitments to fund loans on residential properties under construction as well as $3.9 million in commitments to fund other mortgage loans. Unused commercial lines of credit were $9.3 million and unused home equity lines of credit were $15.8 million. Commitments to originate

15.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

nonmortgage loans total $1.1 million. Cornerstone considers its liquidity sufficient to meet its outstanding short and long-term needs.

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

The following table summarizes Cornerstone’s minimum regulatory capital requirements and actual capital at June 30, 2003.

					Excess of actual
			Minimum		capital over current
	Actual capital		Current requirement		requirement		Applicable
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Asset Total

Tangible capital	$40,671	11.4%	$5,342	1.5%	$35,329	9.9%	$356,160
Core capital	40,671	11.4	14,246	4.0	26,425	7.4	356,160
Risk-based capital	42,335	15.7	21,638	8.0	20,697	7.70	270,469

Cornerstone also exceeded the minimum requirements to be considered well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991.

16.

WESTERN OHIO FINANCIAL CORPORATION
QUATITATIVE AND QUALITATIVE DISCLOSURE
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

Change in	June 30, 2003			December 31, 2002
Interest Rate	$ Change	% Change	NPV	$ Change	% Change	NPV
(Basis Points)	In NPV	In NPV	Ratio	In NPV	In NPV	Ratio

	(Dollars in Thousands)
+200	$(3,864)	(8)%	11.82%	$(5,756)	(12)%	11.72%
+100	(167)	0	12.65	(2,103)	(4)	12.57
—	—	—	12.53	—	—	13.01
(100)	(1,742)	(4)	11.93	978	2	13.17
(200)	(4,176)	(9)	11.20	2,234	5	13.40

Since December 31, 2002 interest rates have declined to historically low levels. As a result, many of the Bank’s deposits are within 200 basis points of a zero interest rate floor. As the June 30, 2003 table suggests, should overall rates and loan yields continue to decline, the Bank’s inability to reduce rates below the zero floor could negatively impact Cornerstone’s NPV and future earnings. The decline in NPV from prior periods is due to the increase in prepayments in our loan portfolio and extended duration of our Federal Home Loan Bank advances.

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

17.

WESTERN OHIO FINANCIAL CORPORATION
QUATITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK

Item 4. Controls and procedures

With the participation and under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, and as of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective.

18.

WESTERN OHIO FINANCIAL CORPORATION

PART II- OTHER INFORMATION

Item 1 — Legal Proceedings

     None

Item 2 — Changes in Securities and Use of Proceeds

     None

Item 3 — Defaults Upon Senior Securities

     None

Item 4 — Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on April 24, 2003. Two items were presented to shareholders for consideration and action:

1)	The re-election of two directors John E. Field and William N. Scarff for terms expiring in 2006. Both directors were re-elected receiving 1,447,385 and 1,443,854 votes respectively. The remaining directors continuing after the meeting are: David L. Dillahunt, John W. Raisbeck, Howard V. Dodds, Aristides G. Gianakopoulos, and Jeffrey L. Levine.

2)	The ratification of Crowe Chizek and Company LLC as auditors for the Corporation for the fiscal year ending December 31, 2003. The appointment of auditors was ratified with votes cast for 1,438,592 and 9,740 against.

Item 5 — Other Information

     None

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits
31.1* Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1** Certification by the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2** Certification by the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.
**Furnished herewith.

(b)	Western Ohio Financial Corporation filed a report on Form 8-K, dated July 22, 2003, furnishing under Item 9 a press release, dated July 17, 2003, announcing the Company’s results for its second quarter ended June 30, 2003.

19.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN OHIO FINANCIAL CORPORATION (Registrant)

Date: August 14, 2003	/s/John W. Raisbeck
John W. Raisbeck
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2003	/s/Richard K. Smith
Richard K. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

20.