Form 10-Q
period 2003-09-30
WESTERN OHIO FINANCIAL CORP
filed 2003-11-14
CIK 920769

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended September 30, 2003

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

Yes      X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Securities Exchange Act of 1934).

Yes                No     X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at November 12 , 2003

Common stock, $.01 par value	common shares 1,764,473

WESTERN OHIO FINANCIAL CORPORATION

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Item 1. Condensed Financial Statements

(Amounts in thousands, except share data)

	September 30,	December 31,
	2003	2002

ASSETS

Cash and cash equivalents	$5,358	$19,312

Securities available for sale	21,376	46,001

Federal Home Loan Bank stock	9,242	8,971

Loans, net	324,416	256,883

Premises and equipment, net	4,183	4,352

Other assets	11,743	11,276

Total assets	$376,318	$346,795

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$231,794	$219,169

Borrowed funds	98,748	81,243

Other liabilities	2,284	3,178

Total liabilities	332,826	303,590

Shareholders’ equity

Common stock, $.01 par value, 7,250,000 shares authorized, 2,645,000 shares issued	26	26

Additional paid-in capital	40,659	40,642

Accumulated other comprehensive income	127	472

Unearned employee stock ownership plan shares	(179)	(357)

Unearned management recognition plan shares	(60)	(71)

Shares held by deferred compensation plan	(324)	(260)

Treasury stock; 895,862 and 889,889 shares at cost, respectively	(18,196)	(18,102)

Retained earnings	21,439	20,855

Total shareholders’ equity	43,492	43,205

Total liabilities and shareholders’ equity	$376,318	$346,795

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest and dividend income

Loans, including fees	$4,280	$4,497	$12,616	$14,023

Securities	33	671	866	1,981

Interest-bearing deposits and overnight funds	2	17	18	45

Other interest and dividend income	91	105	271	303

	4,406	5,290	13,771	16,352

Interest expense

Deposits	1,250	1,770	3,875	5,703

Borrowed funds	985	1,064	2,947	3,170

	2,235	2,834	6,822	8,873

Net interest income	2,171	2,456	6,949	7,479

Provision for loan losses	63	91	231	259

Net interest income after provision for loan losses	2,108	2,365	6,718	7,220

Noninterest income

Service charges	745	581	1,931	1,641

Net gain on sale of loans	106	152	295	346

Net gain on sale of securities	—	—	71	28

Other	193	21	354	33

	1,044	754	2,651	2,048

Noninterest expense

Salaries and employee benefits	1,121	1,104	3,333	3,412

Occupancy and equipment	210	253	687	741

Federal deposit insurance	9	10	26	29

State franchise taxes	146	133	433	406

Professional services	173	171	448	444

Advertising	22	56	112	209

Data processing	196	208	587	618

Other	375	295	1,109	881

	2,252	2,230	6,735	6,740

Income before income taxes	900	889	2,634	2,528

Income tax expense	252	298	750	856

Net income	648	591	1,884	1,672

Other comprehensive income	27	155	(345)	585

Comprehensive income	$675	$746	$1,539	$2,257

Earnings per common share

Basic	$.37	$.34	$1.09	$.97

Diluted	$.37	$.34	$1.07	$.96

Dividends per common share	$.25	$.25	$.75	$.75

See accompanying notes to condensed consolidated financial statements.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Net cash from operating activities	$1,770	$2,032

Cash flows from investing activities

Securities available for sale:

Maturities and principal payments	23,998	8,153

Purchases	(2,099)	(27,843)

Sales	1,812	3,056

Net (increase) decrease in loans	(367)	21,167

Purchases of loans	(67,458)	(12,520)

Premises and equipment expenditures	(213)	(109)

Proceeds from sale of real estate owned	234	—

Proceeds from sale of premises and equipment	6	2

Net cash from investing activities	(44,087)	(8,094)

Cash flows from financing activities

Net change in deposits	12,625	(5,126)

Net decrease in advances from borrowers for taxes and insurance	(232)	(324)

Purchase of treasury stock	(701)	(443)

Cash dividends paid	(1,301)	(1,312)

Proceeds from exercise of stock options	467	313

Net increase (decrease) in short-term borrowings	(1,829)	(11,130)

Proceeds from FHLB advances	19,827	21,693

Repayments on FHLB advances	(493)	(3,769)

Net cash from financing activities	28,363	(98)

Net change in cash and cash equivalents	(13,954)	(6,160)

Cash and cash equivalents at beginning of period	19,312	16,915

Cash and cash equivalents at end of period	$5,358	$10,755

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

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense were measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock -Based Compensation.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income:

As reported	$648	$591	$1,884	$1,672

Pro forma	644	576	$1,880	$1,605

Earnings per share:

As reported

Basic	.37	.34	1.09	.97

Diluted	.37	.34	1.07	.96

Pro forma

Basic	.37	.33	1.09	.93

Diluted	.36	.33	1.07	.92

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2003	2002

Risk-free interest rate	3.27%	—

Expected option life	5 Years	—

Expected stock price volatility	15.15%	—

Dividend yield	3.68%	—

Estimated fair value of options granted	$2.85	—

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

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. Both became effective in the quarter beginning July 1, 2003. These statements did not have a material effect on the Corporation’s financial position or results of operations.

Recently Adopted Accounting Standards: On January 1, 2003, the Company adopted Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. On July 1, 2003, the Company adopted Statement 149, amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. On October 1, 2003 the Company adopted Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company’s operation results or financial condition.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 — SECURITIES

Securities available for sale were as follows:

(Amounts in thousands)		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Loss

September 30, 2003

U.S. government agencies	$3,180	$61	—

Municipal securities	6,820	45	—

Mortgage-backed securities	11,376	169	(82)

Total	$21,376	$275	$(82)

December 31, 2002

U.S. government agencies	$2,180	$128	—

Municipal securities	6,955	23	—

Mortgage-backed securities	36,866	595	(30)

Total	$46,001	$746	$(30)

Gross proceeds from sales of securities during the nine-month period ending September 30, 2003 were $1,812,000, with gross gains of $71,000 included in earnings. Gross proceeds from sales of securities during the nine-month period ending September 30, 2002 were $3,056,000 with gross gains of $28,000 included in earnings. As of September 30, 2003 the Company had $6.0 million in pledged securities.

NOTE 3 — LOANS

Loans were as follows:

(Amounts in thousands)	September 30,	December 31,
	2003	2002

First mortgage loans secured by:

One to four family residential	$168,665	$124,117

Other properties	105,756	87,031

Construction properties	2,919	4,644

	277,340	215,792

Consumer and other loans

Consumer	790	848

Commercial	25,941	21,977

Home equity	23,234	21,587

	49,965	44,412

Total loans	327,305	260,204

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Less:

Net deferred loan fees, premiums and discounts	339	(125)

Loans in process	(1,479)	(1,390)

Allowance for loan losses	(1,749)	(1,806)

	$324,416	$256,883

NOTE 3 — LOANS (Continued)

Activity in the allowance for loan losses was as follows:

(Amount in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Beginning balance	$1,941	$1,802	$1,806	$1,695

Provision for loan losses	63	91	231	259

Recoveries	14	6	17	299

Charge-offs	(269)	(68)	(305)	(422)

Ending balance	$1,749	$1,831	$1,749	$1,831

Nonperforming loans were $1,265,000 and $1,779,000 at September 30, 2003 and December 31, 2002.

Impaired loans were as follows:

	September 30,	December 31,
	2003	2002

Loans with no allocated allowance for loan losses	$163	216

Loans with allocated allowance for loan losses	—	268

Total	$163	$484

Amount of the allowance for loan losses allocated	$—	$129

NOTE 4 — DEPOSITS

Deposits were as follows:

(Amounts in thousands)	September 30,	December 31,
	2003	2002

Checking — Noninterest bearing	$12,778	$10,778

Checking — Interest bearing	16,791	18,596

Money market accounts	64,171	66,466

Passbook and savings accounts	12,371	11,502

Certificates of deposit:

In denominations under $100,000	90,894	91,210

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In denominations of $100,000 or more	34,789	20,617

	$231,794	$219,169

NOTE 5 — BORROWED FUNDS

Borrowed funds consisted of advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) and are summarized by contractual maturity as follows:

(Amount in thousands)
	September 30, 2003		December 31, 2002

		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate

FHLB advances maturing in:

One year or less	$11,514	2.35%	$15,674	3.90%

Over 1 year to 3 years	23,332	3.03	11,978	5.25

Over 3 years to 5 years	7,802	2.62	1,089	4.74

Over 5 years	56,100	4.99	52,502	5.15

Total	$98,748	4.04%	$81,243	4.92%

     Advances with the Federal Home Loan Bank are collateralized by a blanket pledge with the Company’s mortgage portfolio and other assets.

NOTE 6 — EARNINGS PER COMMON SHARE

     The factors used in the earnings per share computation were as follows:

(Amounts in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic earnings per common share

Net income	$648	$591	$1,884	$1,672

Weighted average common shares outstanding	1,748	1,755	1,751	1,760

Less: Average unallocated ESOP shares	(15)	(30)	(19)	(33)

Less: Average nonvested MRP shares	(2)	(4)	(3)	(4)

Average shares	1,731	1,721	1,729	1,723

Basic earnings per common share	$.37	$.34	$1.09	$.97

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 — EARNINGS PER COMMON SHARE (Continued)

Diluted earnings per common share

Net income	$648	$591	$1,884	$1,672

Weighted average common shares outstanding for basic earnings per common share	1,731	1,721	1,729	1,723

Add: Dilutive effects of average nonvested MRP shares	—	—	—	—

Add: Dilutive effects of stock options	38	18	28	17

Average shares and dilutive potential common shares	1,769	1,739	1,757	1,740

Diluted earnings per common share	$.37	$.34	$1.07	$.96

Stock options covering 6,834 and 6,834 shares and 73,936 and 73,936 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2003 and September 30, 2002 respectively, as they were antidilutive. In addition, nonvested MRP awards for 2,348 and 3,527 and 2,821 and 3,480 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2003 and September 30, 2002 respectively, as they were antidilutive.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition of the Company as of September 30, 2003 as compared to December 31, 2002, and the results of operations for the three and nine months ended September 30, 2003, compared with the same periods in 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Analysis of Financial Condition

Consolidated assets of the Company totaled $376.3 million at September 30, 2003, an increase of $29.5 million from the December 31, 2002, total of $346.8 million. The increase in assets is a result of an increase of $67.5 million in loans and was partially offset by a decrease of $24.6 million in securities available for sale. This activity was funded by a decrease of $13.9 million in cash and cash equivalents and in increase of $17.5 million in FHLB advances and $12.6 million in deposits.

Net loans increased $67.5 million, or 26.3% from $256.9 million at December 31, 2002 to $324.4 million at September 30, 2003. Traditional one-to-four family residential mortgage loans increased $44.5 million to $168.7 at September 30, 2003 from $124.1 million at December 31, 2002, primarily due to the purchase of $67.5 million of servicing retained 15 year fixed rate residential real estate loans during the period. Because of concern in managing interest rate risk, management made the decision not to originate and hold 30 year fixed rate mortgages. For the period, other real estate mortgage loans increased $18.8 million to $105.8 million at September 30, 2003 from $87.0 million at December 31, 2002. These loans are primarily non-residential real estate loans originated within the greater central Ohio region. These changes continue Company’s effort to increase its portfolio of both one-to-four family residential loans and commercial real estate mortgage type loans.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and cash equivalents decreased by $13.9 million to $5.4 million on September 30, 2003, from $19.3 million on December 31, 2002. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions. The decrease was primarily the result of purchasing and originating loans.

Securities available for sale decreased $24.6 million from $46.0 million at December 31, 2002, to $21.4 million on September 30, 2003. The decrease was due to sales of securities of $1.8 million and principal repayments on existing mortgage-backed securities available for sale. The cash flows were reinvested in loans.

Deposits at September 30, 2003 totaled $231.8 million, an increase of $12.6.million, or 5.8% from $219.2 million at December 31, 2002. The increase occurred primarily in certificates of deposits, which increased $13.9 million, or 12.4%. This is due to the purchase of brokered deposits of $14.9 million, which were used to fund the increase in loans. Money market accounts decreased $2.3 million from $66.5 million in December 31, 2002 to $64.2 million at September 30, 2003.

FHLB advances at September 30, 2003 totaled $98.8 million, an increase of $17.6 million or 21.6% from $81.2 million at December 31, 2002. The Bank increased its advances from the FHLB during the period to fund loan originations and purchases. The majority of borrowed funds are invested in loans to leverage the Company’s excess capital and improve the Company’s return on equity over time.

Total shareholders’ equity increased $287,000 from $43.2 million at December 31, 2002, to $43.5 million at September 30, 2003. This increase is primarily due to net income for the period and stock options exercised, offset by dividend payments of $1.3 million and the Company repurchasing $701,000 of its common stock during the first nine months of 2003.

As of September 30, 2003, the Company had commitments to make $2.3 million of residential loans and $3.7 million of non-residential real estate loans. It is expected that these loans will be funded within 30-90 days. The Company also had $1.5 million in commitments to fund loans on residential properties under construction as well as commitments to disburse $2.6 million on other mortgage loans. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $8.6 million and unused home equity lines of credit were $16.8 million. Commitments to originate nonmortgage loans total $235,000.

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

The Company’s net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains/losses on sale of assets, other income, noninterest expense and income taxes. The Company’s net income of $648,000 and $1,884,000 for the three and nine months ended September 30, 2003, represented an increase of $57,000, or 9.6%, for the three months and an increase of $212,000, or 12.7%, for the nine months ended

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2003. The returns on average assets for the three and nine months ended September 30, 2003 were 0.72% and 0.72%, respectively, compared to 0.68% and 0.64% for the same period in 2002. The returns on average shareholders’ equity for the three and nine months ended September 30, 2003 were 5.89% and 5.77%, respectively, compared to 5.43% and 5.23% for the same periods ended September 30, 2002. Basic earnings per share increased $.03 from $.34 per share for the three-month period ended September 30, 2002 to $.37 per share for the period ended September 30, 2003. Basic earnings per share for the nine-month period ended September 30, 2003 was $1.09 per share compared to $.97 per share for the same period ended September 30, 2002, an increase of $.12, or 12.4%.

Net interest income is the largest component of the Company’s income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $2,171,000 and $6,949,000 for the three and nine months ended September 30, 2003, compared to $2,456,000 and $7,479,000 for the same periods in 2002. The decreases of $285,000 and $530,000 for the three and nine month periods are due primarily to lower interest rates on interest earning assets. A further decline in interest rates will cause the balance sheet to become more asset sensitive, causing interest-earning assets to reprice more quickly than interest-bearing liabilities due to deposits reaching a practical rate floor. If interest rates rise, the Company’s net interest margin will generally decrease due to deposits repricing faster. In a rising interest rate environment, because Cornerstone has primarily fixed-rate loans in its loan portfolio, the amount of interest Cornerstone would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are originated. Moreover, the interest Cornerstone would pay on its deposits would increase relatively rapidly because the Company’s deposits generally have shorter periods to repricing.

Interest and fees on loans totaled $4,280,000 and $12,616,000 for the three and nine months ended September 30, 2003 compared to $4,497,000 and $14,023,000 the three and nine months ended September 30, 2002. The decreases were due primarily to a decrease in loan rates from the same period in 2002. The average yield earned on the portfolio on an annualized basis, decreased to 5.47% for the nine months ended September 30, 2003 from 6.40% for the same period in 2002.

Interest and dividends on securities totaled $33,000 and $866,000 for the three and nine months ended September 30, 2003, and $671,000 and $1,981,000 for the three and nine months ended September 30, 2002. The decrease for the three and nine months ended September 30, 2003 was primarily due to lower average outstanding balances and to a lesser extent lower interest rates on those outstanding balances. Additionally, the Company experienced large repayments in the third quarter on mortgage backed securities.

Interest on deposits totaled $1,250,000 and $3,875,000 for the three and nine months ended September 30, 2003 compared to $1,770,000 and $5,703,000 for the three and nine months ended September 30, 2002. The decreases were due to lower interest rates on all deposits, partially offset by larger average balances.

Interest on FHLB advances was $985,000 and $2,947,000 for the three and nine months ended September 30, 2003 compared to $1,064,000 and $3,170,000 for the three and nine months ended September 30, 2002. The decrease for the three and nine months ended September 30, 2003 is due to the lower cost of new advances that was partially offset by an increase in average outstanding borrowings from the FHLB.

The Company maintains an allowance for loan losses in an amount, which, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Company’s loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision for loan losses totaled $63,000 and $231,000 for the three and nine months ended September 30, 2003, compared to $91,000 and $259,000 for the three and nine months ended September 30, 2002.

Net charge-offs were $255,000 and $288,000 for the three and nine months ended September 30, 2003 compared to $62,000 and $123,000 for the same periods in 2002. The increase in charge offs in 2003 was due to one commercial loan being charged off in August of 2003 for a total of $269,000. This loan had previously been fully reserved. During the nine-month period, non performing loans decreased $514,000 or 28.9%. Due to the collateral supporting non-performing loans, area economic conditions, and the level of impaired and non-performing loans, management believes that the total allowance of $1.7 million on total loans of $327.3 million at September 30, 2003 is adequate. The Corporation will continue to review its allowance for loan losses and make further provisions as economic and asset quality conditions dictate.

Noninterest income totaled $1,044,000 and $2,651,000 for the three and nine months ended September 30, 2003 compared to $754,000 and $2,048,000 for the same periods in 2002. Service charges on loans and deposits increased $164,000 from $581,000 to $745,000 for the three-month period and $290,000 from $1,641,000 to $1,931,000 for the nine-month period. Service charges on deposits, including non-sufficient funds, increased $116,000 and $239,000 for the three and nine month period respectively. The Company’s overdraft honor program, which provides to most customers the courtesy of honoring checks drawn on insufficient balances, up to limits established by management, continues to be the primary reason for the increase in service charges on deposits. There were no gains on the sale of investments for the three-month periods ending September 30, 2003 and September 30, 2002. The gains on the sale of investments for the nine month period ending September 30, 2003 was up $43,000 from $28,000 in September 30, 2002 to $71,000 in September 30, 2003. Other noninterest income increased $172,000 and $321,000 for the three and nine months ended September 30, 2003 compared to the same periods in September 30, 2002. This was due primarily to the cash surrender value of the Company’s bank owned life insurance policies.

Noninterest expense increased a modest $22,000 for the three months ended September 30, 2002 from $2,230,000 to $2,252,000 in September 30, 2003. For the nine-month period ending September 30, 2003, noninterest expense decreased $5,000 from the same period in September 30, 2002.

The change in income tax is primarily attributable to the change in income before income taxes. Income tax expense totaled $252,000 and $750,000, or an effective rate of 28.0% and 28.5% for the three and nine months ended September 30, 2003, compared to $298,000 and $856,000, or an effective rate of 33.5% and 33.9%, for the three and nine months ended September 30, 2002. The decrease is attributable to the tax-exempt income on the Company’s owned life insurance policies.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

Office of Thrift Supervision (“OTS”) regulations presently require Cornerstone Bank to maintain sufficient liquidity to assure its safe and sound operation. To that end, Cornerstone Bank maintains investments having maturities of 5 years or less, sells loans into the secondary market and borrows funds from the FHLB and utilizes brokered deposits when the pricing is advantageous. These activities are intended to provide a source of relatively liquid funds on which Cornerstone may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At September 30, 2003 Cornerstone had commitments to originate residential loans totaling $2.3 million and $3.7 million of non-residential real estate loans. In addition, Cornerstone had $1.5 million in commitments to fund loans on residential properties under construction as well as $2.6 million in commitments to fund other mortgage loans. Unused commercial lines of credit were $8.6 million and unused home equity lines of credit were $16.8 million. Commitments to originate nonmortgage loans total $235,000. Cornerstone considers its liquidity sufficient to meet its outstanding short and long-term needs.

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

The following table summarizes the Company’s regulatory capital requirements and actual capital at September 30, 2003.

					Excess of actual
					capital over current
	Actual capital		Current requirement		requirement
							Applicable
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Asset Total

Tangible capital	$41,490	11.0%	$5,641	1.5%	$35,849	9.5%	$376,059

Core capital	41,490	11.0	15,042	4.0	26,448	7.0	376,059

Risk-based capital	43,191	15.0	23,085	8.0	20,106	7.0	288,565

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

	September 30, 2003			December 31, 2002
Change in
Interest Rate	$ Change	% Change	NPV	$ Change	% Change	NPV
(Basis Points)	In NPV	In NPV	Ratio	In NPV	In NPV	Ratio

	(Dollars in Thousands)

+200	$(4,378)	(10)%	10.52%	$(5,756)	(12)%	11.72%

+100	(2,526)	(6)	10.85	(2,103)	(4)	12.57

—	—	—	11.37	—	—	13.01

(100)	1,419	3	11.61	978	2	13.17

(200)	(1,207)	(3)	10.86	2,234	5	13.40

Since December 31, 2002 interest rates have declined to historically low levels. As a result, many of the Bank’s deposits are within 200 basis points of a zero interest rate floor. As the September 30, 2003 table suggests, should overall rates and loan yields continue to decline, the Bank’s inability to reduce rates below the zero floor could negatively impact the Company’s NPV and future earnings. The decline in NPV from prior periods is due to the increase in prepayments in our loan portfolio and extended duration of our Federal Home Loan Bank advances.

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

WESTERN OHIO FINANCIAL CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK

Item 4. Controls and Procedures
Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluations on controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that if files or submits under the Exchange Act.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

31.1* Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification by the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification by the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.
**Furnished herewith.

(b)	Western Ohio Financial Corporation furnished a report on Form 8-K, dated October 17, 2003, furnishing including a press release, dated October 16, 2003, announcing the Company’s results for its third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN OHIO FINANCIAL CORPORATION (Registrant)

Date: November 14, 2003	/s/ John W. Raisbeck John W. Raisbeck President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2003	/s/ Richard K. Smith Richard K. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)