Form 10-K
period 2003-12-31
WESTERN OHIO FINANCIAL CORP
filed 2004-03-26
CIK 920769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☒. NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. YES ☐ NO ☒.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the last reported sale price of the registrant’s Common Stock on June 30, 2003 was $42.8 million.

At March 1, 2004, there were issued and outstanding 1,779,823 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K — Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2003.
Part III of Form 10-K — Portions of the Proxy Statement for the registrant’s 2004 Annual Meeting of Shareholders.

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

The Company serves its customers through its main office in Springfield, Ohio and six branch offices in Enon, New Carlisle, Springfield, Yellow Springs, Beavercreek and Centerville. At December 31, 2003, the Company had total assets of $399.5 million, deposits of $248.7 million and shareholders’ equity of $44.4 million, or 11.1% of total assets. The Company’s common stock is traded on the Nasdaq National Market under the symbol “WOFC.”

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

The Corporation’s primary market area consists of Clark, Greene, Franklin and portions of Montgomery counties. Located in west-central Ohio, Clark and Greene counties’ economic environment consists of a traditional industrial base supplemented by the service and support industries, and its close proximity to a major U.S. military installation, Wright Patterson Air Force Base. Since September 11, 2001, the Air Force Base has increased some of its military operations. Navistar Truck Manufacturer is the largest industrial employer in Clark County. While Navistar’s Clark county operations have provided stable employment for the area over the last several decades, in recent years Navistar has shifted its operations to smaller truck production, which has led to layoffs that could possibly affect the economic viability of the Corporation’s market area. The Community Hospital, Clark State Community College, Mercy Medical Center and Wittenberg University are also major employers in the area. While the Bank has no branches in Franklin County, the Company does commercial and commercial real estate lending to business customers in this market located in central Ohio. The Franklin County market, which includes Columbus, Ohio, the state capital, Ohio State University, and a relatively high concentration of insurance companies, is primarily a service-oriented economy with a fairly stable economic environment. According to the estimated 2001 U.S. Census, Clark County had a population of approximately 144,076, Greene county 148,426 and Montgomery county 554,232. In comparison to the 1990 U.S. Census, Clark County decreased .5%, Greene County increased .4% and Montgomery county decreased .9%.

Unemployment for all four counties has improved during the past year with Clark and Montgomery County unemployment rates moving fairly consistent with the national average while Greene County has remained below the national rate of unemployment. In 2002, Clark County had an unemployment rate of 6.4% as compared to the State of Ohio at 5.0%. The unemployment rate in Clark County decreased to 6.0% in 2003 as compared with 6.2% for the State of Ohio. For the year ended 2003, Greene County had an unemployment rate of 4.6%, up from 3.9% in 2002. Montgomery County had an unemployment rate of 5.3% in 2003 compared to 4.7% in the year 2002. In addition, Franklin County had an unemployment rate of 4.0% in 2003 compared to 3.9% in the year 2002.

RISK FACTORS

Like all regulated financial institutions, the Company is exposed to numerous risks that could adversely impact profits, financial condition and cash flows, and, ultimately, franchise value. In order to mitigate these risks somewhat, the Company has various policies, personnel and committees that establish limits for and monitor various aspects of its risk profile. There can be no assurance that such policies, personnel and committees will be effective in controlling these or other risks.

Geographic Risks

A significant majority of the Company’s assets, deposits and fee income is generated in Company’s local lending area. As a result, deterioration of local economic conditions in this area could expose the Company to losses associated with higher loan default rates and lower asset collateral values, deposit withdrawals and other factors that could adversely impact its financial condition and results of operations.

Fluctuations in Interest Rates (Market Risk)

Significant increases in market interest rates, or the perception that an increase may occur, could adversely impact the Company’s ability to generate new variable loans and cause the value of its fixed-rate assets to decline. An increase in market interest rates may also adversely impact the ability of adjustable rate borrowers to meet repayment obligations, thereby causing nonperforming loans and loan charge-offs to increase. Significant decreases in market interest rates could result in an acceleration of loan repayments thereby mitigating the positive impact of declining interest rates on fixed rate assets. Changes in market interest rates, including changes in the relationship between short-term and long-term market interest rates or between different rate indices, can impact interest rate spread.

Competition Risk

The Company faces significant competitive pressure from local, regional, national and international banking institutions as well as thrifts, finance companies, credit unions, brokerage and insurance companies and other financial intermediaries. Many of the Company’s competitors are larger and have greater financial and other resources. The Company competes on the basis of its reputation, localized decision-making, interest rates, convenient locations and quality of customer service.

Credit Risk

The Company is exposed to credit risk on the loans and other credit instruments it has in its portfolio. While the portfolio is closely monitored and an on-going analysis and evaluation of this risk is performed, because of the nature of the Company’s business, unexpected credit losses may subsequently be identified as a result of additional analysis performed by the Company or comments received from regulatory examiners. In addition, collateral values may deteriorate subsequent to the making of a loan so that a loss exposure develops.

Legislative and Regulatory Risk

The Company’s operations are subject to extensive regulation by federal banking authorities and are also subject to various laws and judicial and administrative decisions imposing requirements and restrictions on its operations. Policies adopted and positions taken by these regulatory and administrative entities can impact the Company’s operations. In addition, these authorities periodically conduct examinations of the Company and may impose various requirements or sanctions. The regulatory environment may periodically change significantly as new laws and regulations are promulgated. As a result of new laws and regulations, the competitive environment may also change significantly.

Dividend Limitation Risk

The Company is a holding company and its operations are conducted primarily through the Bank, its operating subsidiary. Thus, the Company’s ability to pay dividends to its shareholders and to service its debt is dependent primarily upon the ability of the Bank to make dividend and other payments to the Company. Certain laws and regulatory requirements restrict the ability of the Bank to make such payments to the Company, and the Company to make payments to shareholders.

Liquidity Risk

The Company closely monitors its liquidity position including its sources of funding and commitments to fund assets or deposit withdrawals. The Company maintains several credit facilities. The Company believes that it has sufficient liquidity to fund its commitments. However, changes in the stability of the economic, social or political environments culminating in large withdrawals, or a deterioration in the public’s confidence in the banking system in general or the Company in particular, could have an adverse impact on the Company’s liquidity position.

Operational Risk

The Company relies on various information systems for operating significant aspects of its business, including loan and deposit information, as well as internal management systems. These systems and the Company’s operations could be adversely affected by, among other things, damage or interruption from natural disasters, power loss, network failure, improper operations, security breaches, computer viruses or sabotage. Controls and procedures have been implemented to minimize these risks, but any disruption in the operation of the Company’s various information systems could adversely impact its operations, which may affect its results of operations and financial condition.

Reputation Risk

The Company strives to operate in a professional manner and has implemented various personnel policies and procedures, including an employee code of conduct applicable to all employees, to help ensure the maintenance of integrity and professionalism. Nevertheless, the Company or its employees may fail to perform in accordance with these policies and procedures, or the Company may find itself in a situation that is embarrassing from a public relations perspective and, upon this information becoming public knowledge, may suffer damage to its reputation. This damage could adversely impact customer confidence and have an adverse impact on the Company’s financial condition and results of operations.

Disintermediation

In the banking and financial services businesses, disintermediation is the process by which customers and potential customers bypass banks and other traditional financial institutions thereby depleting anticipated revenue streams. While the Company continues its efforts to make its products and services an integral, valuable component of its customers’ financial transactions, the possibility of disintermediation is an inherent risk in the banking and traditional financial services business as customers may migrate to other financial intermediaries.

Lending Activities

General

The Company primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one-to-four family real estate, commercial and multi-family real estate and construction loans, home equity and commercial business loans in its market area as well as other areas beyond its normal lending territory. At December 31, 2003, the Company’s net loan portfolio, excluding loans in process and deferred loan fees, premiums and discounts, totaled $334.5 million. At December 31, 2003, the Company’s gross loan portfolio totaled $337.3 million, of which $175.1 million, or 51.9%, was comprised of permanent loans secured by one-to-four family real estate.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See “Regulation — Federal Regulation of Savings Institutions.” At December 31, 2003, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities was $6.5 million. At December 31, 2003, the Bank did not have any loans outstanding in excess of such limitation. The largest principal balance and commitment to lend to any one borrower, or group of related borrowers, at the Bank was $5.3 million secured by multiple loans ranging in size from approximately $5,000 for a motor vehicle to a letter of credit secured by real estate mortgage and a limited guarantee from Community hospital. In addition, one borrower had a tax-free bond purchased by Cornerstone secured by real estate on assisted living quarters. The third was a participation loan with Bank One secured by real estate. At December 31, 2003, each of these loans was performing in accordance with its terms.

Management always reserves the right to change its emphasis on the amount or type of lending in which the Company engages to adjust to market or other factors, including changes in the Company’s asset/liability management policies.

Loan Portfolio Composition

The following information reflects the composition of the Company’s loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
				(Dollars in Thousands)
Real Estate Loans:
One-to-four family	$175,139	51.91%	$124,117	47.70%	$154,915	56.82%	$178,106	61.85%	$178,304	68.01%
Multi-family	24,685	7.32	25,113	9.65	28,665	10.51	29,610	10.28	30,233	11.53
Commercial real estate	88,787	26.32	61,918	23.80	40,176	14.73	38,309	13.31	22,339	8.52
Construction	3,473	1.03	4,644	1.78	3,737	1.37	8,476	2.94	6,923	2.64

Total real estate loans	292,084	86.58	215,792	82.93	227,493	83.43	254,501	88.38	237,799	90.70

Other Loans:
Consumer Loans:
Home equity	24,426	7.24	21,587	8.30	19,468	7.14	17,766	6.17	15,369	5.86
Deposit account	48	—	29	—	45	.02	85	.03	146	.06
Home improvement	—	—	—	—	—	—	—	—	—	—
Other secured	222	.07	302	.12	471	.17	957	.33	1,664	.64
Other	479	.14	517	.20	773	.28	566	.20	1,679	.64

Total consumer loans	25,175	7.45	22,435	8.62	20,757	7.61	19,374	6.73	18,858	7.20

Commercial business loans	20,107	5.96	21,977	8.45	24,415	8.96	14,090	4.89	5,499	2.10

Total other loans	45,282	13.41	44,412	17.07	45,172	16.57	33,464	11.62	24,357	9.30

Total loans	337,366	100.00%	260,204	100.00%	272,665	100.00%	287,965	100.00%	262,156	100.00%

Less:
Loans in process	(1,313)		(1,390)		(1,553)		(2,609)		(4,659)
Deferred fees and discounts	217		(125)		(117)		(87)		(62)
Allowance for loan losses	(1,801)		(1,806)		(1,695)		(1,665)		(2,781)

Total loans , net	$334,469		$256,883		$269,300		$283,604		$254,654

The following schedule shows the contractual maturity of the Company’s gross loan portfolio at December 31, 2003. The schedule does not include any principal prepayment assumptions (dollars in thousands).

	One- to						Construction and
	Four-family		Nonresidential		Commercial		Development		Consumer		Total
Due During
Periods		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Ending		Average		Average		Average		Average		Average		Average
December 31	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2004(1)(2)	$5,051	4.87%	$15,180	4.29%	$8,991	4.42%	$3,145	5.91%	$60	7.43%	$32,427	4.58%
2005 to 2008	4,516	6.80	18,629	5.37	5,346	4.90	—	—	5,881	4.70	34,372	5.37
2009 and following	165,572	5.69	79,663	5.86	5,770	6.57	328	7.38	19,234	4.09	270,567	5.65

	$175,139	5.69%	$113,472	5.57%	$20,107	5.16%	$3,473	6.05%	$25,175	4.24%	$337,366	5.52%

(1)	Includes construction loans.

(2)	Includes demand loans and loans having no stated maturity.

The following table sets forth at December 31, 2003, the dollar amount of gross loans receivable contractually due after December 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates (dollars in thousands).

	Due After December 31, 2004
	Fixed	Adjustable	Total
Real estate loans:
One-to-four family	$133,686	$36,402	$170,088
Nonresidential	11,260	87,032	98,292
Construction	328	—	328
Other loans:
Consumer loans	610	24,505	25,115
Commercial business loans	1,674	9,442	11,116

Total	$147,558	$157,381	$304,939

One- to Four-Family Residential Mortgage and Construction Lending

The Company focuses its lending efforts on the origination and purchase of loans secured by first mortgages on owner-occupied, one-to-four family residences. Residential loan originations of this type are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At December 31, 2003, the Company’s one-to-four family residential permanent mortgage loans totaled $175.1 million, or 51.9% of the Company’s total gross loan portfolio.

At December 31, 2003, $134.6 million of the Company’s one-to-four family residential mortgage loans, or 39.9% of the Company’s total gross loan portfolio, had fixed interest rates. From time to time, the Company may purchase loans secured by one-to-four family residences.

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

The Company originates a limited number of loans to finance the construction of one-to-four family residences. At December 31, 2003, the Company had loans to finance the construction of one-to-four family residences totaling $3.5 million, or 1.0% of the Company’s loan portfolio. Substantially all of these loans are made to individuals who propose to occupy the premises upon completion of construction. Construction loans are generally structured for up to a 30-year term with a six-month construction phase, during which the borrower pays interest only. Upon completion of the construction phase, these loans continue as permanent loans of the Company. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

Multi-Family and Commercial Real Estate Lending

The Company also engages in commercial and multi-family real estate lending. At December 31, 2003, the Company had $113.5 million of permanent commercial and multi-family real estate loans, which represented 33.6% of the Company’s gross loan portfolio.

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

In addition, the Company from time to time has purchased loans secured by commercial and multi-family real estate. The Company purchased approximately $6.9 million of commercial and multi-family real estate participation loans in fiscal 2003.

Loans secured by commercial and multi-family real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. The largest single loan is $5.3 million and is secured by commercial real estate and was performing in accordance with its terms as of December 31, 2003.

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

At December 31, 2003, consumer loans excluding home equity loans were $749,000 or .2% of the Company’s gross loan portfolio. Home equity loans were $24.4 million or 7.2% of the Company’s gross loan portfolio as of December 31, 2003.

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

Commercial Business Lending

Commercial business loans have been added to the list of the Company’s products. The outstanding balance of unsecured commercial lines of credit was $57,000 as of December 31, 2003. Commercial loans secured by other than mortgage had outstanding balances of $20.0 million as of December 31, 2003. The purpose of these loans will generally be for working capital or expansion of existing businesses. These loans have been priced at prime plus a specified spread, or at the one-year constant-maturity treasury index plus a specified spread. Some of these loans are payable on demand.

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

Non-Performing Assets and Classified Assets

When a borrower fails to make a required payment on real estate secured loans and consumer loans, a notice is sent 30 days after payment is due. At 60 days after the payment is due, the Company generally initiates collection procedures by written notice and/or telephone call. In most cases, delinquencies are cured promptly. However, if a loan secured by real estate or other collateral has been delinquent for more than 90 days, satisfactory payment arrangements must be adhered to or the Company will initiate proceedings for foreclosure or repossession.

When a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on non-accrual status as long as the loan is 90 days or more delinquent.

The following table sets forth information concerning delinquent loans at December 31, 2003. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent for:
			Total
	60-89 Days	90 Days and Over	60 Days and Over
	(Dollars in Thousands)
Real estate
One- to four-family	$523	$1,266	$1,789
Construction	—	—	—
Commercial	80	—	80
Multi-family	—	—	—
Consumer/commercial	62	153	215

Total	$665	$1,419	$2,084

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

	At December 31,
	2003	2002	2001	2000	1999
Nonaccruing loans
One- to four-family	$1,266	$1,536	$1,767	$2,443	$1,304
Consumer	149	32	11	64	20
Commercial real estate/business loans	4	211	1,040	1,094	1,431

Total	1,419	1,779	2,818	3,601	2,755
Accruing loans delinquent more than 90 days	—	—	—	—	—
Troubled debt restructurings	—	—	—	—	—

Total nonperforming loans	$1,419	$1,779	$2,818	$3,601	$2,755

Total as a percentage of total loans	0.36%	0.66%	0.82%	1.02%	0.84%
Total allowance for loan losses to nonperforming loans	126.92%	101.52%	60.15%	46.24%	100.94%

For the year ended December 31, 2003, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $16,000.

As of December 31, 2003, the Company had no other interest bearing assets, which would be required to be disclosed as non-performing if such assets were loans.

The Company had no foreign loans outstanding for any of the years presented. Other than the categories noted on page 5, there is no concentration of loans in any industry greater than 10% in the portfolio.

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention” by management.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at December 31, 2003, the Bank had classified a total of $1.6 million, or .4%, of its total assets as substandard and $168,000 as doubtful. At December 31, 2002, total classified assets were $1.9 million, or .5% of the Bank’s assets.

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

Although management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2003, the Company had a total allowance for loan losses of $1.8 million, or .53%of total loans. See Note 3 of the Notes to Consolidated Financial Statements in the Company’s Annual Report to Shareholders filed as Exhibit 13 hereto.

The following table sets forth an analysis of the Company’s allowance for loan losses.

	Year Ended December 31,
	2003	2002	2001	2000	1999
		(Dollars in Thousands)
Balance at beginning of period	$1,806	$1,695	$1,665	$2,781	$3,200
Charge-offs
One- to four-family	(34)	(246)	(57)	(41)	(215)
Consumer	(50)	(20)	(125)	(103)	(373)
Commercial	(269)	(267)	(231)	(1,444)	(148)

	(353)	(533)	(413)	(1,588)	(736)
Recoveries
One- to four-family	14	38	27	38	20
Consumer	6	16	41	66	48
Commercial	42	247	17	19	3

	62	301	85	123	71
Net charge-offs	(291)	(232)	(328)	(1,465)	(665)
Additions charged to operations	286	343	358	349	246

Balance at end of period	$1,801	$1,806	$1,695	$1,665	$2,781

Ratio of net charge-offs to average loans outstanding during the year	0.10%	0.09%	0.12%	0.54%	0.27%

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2003		2002		2001		2000		1999
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
					(Dollars in Thousands)
One- to four-family	$377	52.9%	$609	49.5%	$636	58.2%	$686	64.8%	$477	70.7%
Commercial real estate	344	33.6	268	33.5	168	25.2	156	23.6	898	20.0
Consumer/ Commercial business	85	13.5	45	17.0	340	16.6	534	11.6	771	9.3
Unallocated	995	—	884	—	551	—	289	—	635	—

Total	$1,801	100.0%	$1,806	100.0%	$1,695	100.0%	$1,665	100.0%	$2,781	100.0%

Investment Activities

Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of December 31, 2003, Cornerstone considers its available liquidity sufficient to meet its outstanding short and long-term needs.

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

At December 31, 2003, the Company’s cash and interest-bearing deposits in other financial institutions totaled $6.9 million, or 1.7% of total assets. The Company also has a $9.3 million investment in the common stock of the FHLB of Cincinnati in order to satisfy the requirement for membership therein.

The Company periodically invests in MBSs and CMOs (collectively “mortgage-backed securities”). At December 31, 2003 the Company had investments in mortgage-backed securities of $21.8 million, or 5.5% of total assets. The MBSs, which totaled $36.9 million at December 31, 2002, were all insured or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. Accordingly, management believes that the Company’s mortgage-backed securities are generally more resistant to credit problems than loans, which generally lack such insurance or guarantees. Because these securities represent a pass through of principal and interest from underlying individual 30-year mortgages, such securities do present prepayment risk. The CMO securities held by the Company also carry certain risks. The principal represented by such securities may be repaid over a longer or shorter period than initially assumed and may hinder certain aspects of the Company’s asset/liability management strategy. As of December 31, 2003, the Company held $4.6 million of CMO securities. Mortgage-backed securities can serve as collateral for borrowings and, through sales and repayments, as a source of liquidity.

At December 31, 2003, the Company held $6.8 million in municipal securities, a decrease of $122,000. These municipal securities are primarily Ohio municipal debenture bonds with fixed rates.

OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank’s unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At December 31, 2003, the Bank was in compliance with this regulation. See “Regulation - Federal Regulation of Savings Institutions” for a discussion of additional restrictions on the Bank’s investment activities.

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

	December 31,
	2003		2002		2001
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
			(Dollars in Thousands)
Securities:
U.S. government agencies	$4,090	$4,094	$2,052	$2,180	$2,105	$2,079
Municipal securities	6,774	6,833	6,932	6,955	1,634	1,563
Mortgage-backed securities	21,894	21,808	36,301	36,866	35,814	36,006
FHLB stock	9,335	9,335	8,971	8,971	8,568	8,568

Total securities and FHLB stock	$42,093	$42,070	$54,256	$54,972	$48,121	$48,216

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the investment securities portfolio, excluding FHLB of Cincinnati stock, as of December 31, 2003. The weighted average yield has been computed using the historical amortized cost for securities available for sale.

	December 31, 2003
	Less Than	1 to 5	6 to 10	Over 10
	1 Year	Years	Years	Years	Total
	Carrying	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value	Value
		(Dollars in Thousands)
Securities:
U.S. government agencies	$—	$4,094	$—	$—	$4,094
Municipal securities	—	—	—	6,833	6,833
Mortgage-backed securities	251	4,352	60	17,145	21,808

Total securities	$251	$8,446	$60	$23,978	$32,735

Weighted average yield	7.50%	5.26%	11.40%	4.20%	4.51%

Excluding those holdings in the investment portfolio in the U.S. government agencies, there were no investments in securities of any one issuer, which exceeded 10% of the consolidated shareholders’ equity at December 31, 2003.

Sources of Funds

General

The Company’s primary sources of funds are deposits, borrowings, repayment of loan principal, sales and repayments of mortgage-backed securities, and funds provided from operations. Borrowings, consisting of FHLB advances, may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities.

Deposits

The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposits consist of passbook and statement savings accounts, NOW, demand and money market fund accounts, and certificate accounts ranging in terms from six months to ten years. The Company solicits deposits from its market area and sometimes uses brokers to obtain deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

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

	Year Ended December 31,
	2003		2002		2001
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in Thousands)
Demand and NOW accounts	$29,064	0.34%	$24,382	0.50%	$19,148	0.81%
Savings and money market accounts	76,356	1.15	71,728	2.04	60,117	3.57
Certificates of deposit	119,122	3.55	121,156	4.68	133,226	5.98

Total deposits	$224,542	2.40%	$217,266	3.34%	$212,491	4.83%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2003.

	Maturity
		Over	Over
	3 Months	3 to 6	6 to 12	Over
	or Less	Months	Months	12 Months	Total
		(Dollars in Thousands)
Certificates of deposit less than $100,000	$2,409	$2,365	$4,739	$41,260	$50,773
Certificates of deposit $100,000 or more	8,553	5,876	24,199	50,411	89,039

Total certificates of deposit	$10,962	$8,241	$28,938	$91,671	$139,812

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

The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Average balance outstanding during the year	$88,466	$83,599	$88,898
Maximum balance outstanding at any month-end during the year	$103,473	$90,737	$101,518
Balance outstanding at end of period	$103,473	$81,243	$76,655
Weighted average interest rate during the year	4.45%	5.03%	5.55%
Weighted average interest rate at end of year	4.03%	4.92%	5.45%

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

At December 31, 2003, the Bank had a book investment of $1.4 million in CornerstoneBanc Financial Services, an operating subsidiary created to generate mortgage lending in areas outside of the Bank’s normal lending area.

Competition

The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, other savings institutions, credit unions and mortgage bankers making loans secured by real estate located in the Company’s market area. The Company competes for real estate and other loans principally based on interest rates charged, the quality of services it provides to borrowers, loan fees it charges, and the types of loans it originates.

The Company attracts most of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from commercial banks, other savings institutions, credit unions and brokerage firms located in the same communities. Periodically, the Company will solicit brokered deposits. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

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

The GLB Act permits unitary savings and loan holding companies in existence on May 4, 1999, including the Company, to continue to engage in all activities that they were permitted to engage in prior to the enactment of the Act. Such activities are essentially unlimited, provided that the thrift subsidiary remains a qualified thrift lender. Any thrift holding company formed after May 4, 1999 will be subject to the same restrictions as a multiple thrift holding company. In addition, a unitary thrift holding company in existence at May 4, 1999 may be sold only to a financial holding company engaged in activities permissible for multiple savings and loan holding companies.

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

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The SOA is the most far-reaching U.S. securities legislation enacted in many years, and includes many substantive and disclosure-based requirements. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”). Given the extensive and continuing SEC role in implementing rules relating to many of the SOA’s new requirements, the effects of these requirements remain to be determined, although it is likely that the Company’s costs will increase somewhat, at least in the short term, as a result of SOA implementation. The Company is continuing to assess the financial effects of the SOA on its operations.

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

Federal Regulation of Savings Institutions. The OTS has extensive authority over the operations of federal savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require an institution to provide for higher general or specific loan-loss reserves. All federal savings institutions are subject to a semi-annual assessment, based upon the institution’s total assets, to fund OTS operations. The Bank’s OTS assessment for the fiscal year ended December 31, 2003 was $81,000.

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

The Bank’s general permissible lending limit for loans-to-one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2003 the Bank’s lending limit under this restriction was $6.5 million. The Bank complies with the loans-to-one borrower limitation.

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

Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However SAIF insured institutions are required to pay a Financing Corporation (“FICO”) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The assessment was 1.7 basis points for the quarter ended December 31, 2003. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

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

At December 31, 2003, the Bank had tangible capital of $41.3 million, or 10.3% of adjusted total assets, which is $35.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2003, the Bank had no intangibles that were subject to these tests. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

At December 31, 2003, the Bank had core capital equal to $41.3 million, or 10.3% of adjusted total assets, which is $25.3 million above the minimum leverage ratio requirement of 4% in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2003, the Bank had no capital instruments that qualify as supplementary capital and $1.8 million of general loss reserves, which was less than 1.0% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 2003.

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

OTS regulations also require every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings institution with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

On December 31, 2003, the Bank had total capital (as defined above) of $43.1 million (including $41.3 million in core capital and $1.8 of general loss reserves) and risk-weighted assets of $293.9 million. Total capital was 14.7% of risk-weighted assets. This amount was $19.6 million above the 8.0% requirement in effect on that date.

The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an “undercapitalized association” (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

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

Liquidity. Office of Thrift Supervision (“OTS”) regulations presently require the Bank to maintain sufficient liquidity to assure its safe and sound operation. To that end, the Bank maintains investments having maturities of 5 years or less, sells loans into the secondary market and borrows funds from the FHLB. These activities are intended to provide a source of relatively liquid funds on which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At December 31, 2003 the Bank had commitments to originate mortgage one-to-four family loans totaling $973,000 and commitments to originate commercial and consumer loans of $6.2 million. In addition, the Bank had $1.3 million in commitments to fund loans on residential properties under construction as well as $1.5 million in commitments to fund nonresidential loans. The Bank had no commitments to purchase or sell loans. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs.

Qualified Thrift Lender Test. Savings associations must meet one of two possible tests in order to be a qualified thrift lender (“QTL”). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments (“QTI”), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”). Under this test, 65% of an institution’s “portfolio assets” (total assets less goodwill and other intangibles, property used to conduct business, and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of “domestic building and loan association” under the Internal Revenue Code of 1986, as amended (the Code). In order for an institution to meet the definition of a “domestic building and loan association” under the Code, at least 60% of such institution’s assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. At December 31, 2003 the Bank met the QTL test.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS or to impose fines or corrective measures. The Bank was examined for CRA compliance in 2003 and received a rating of satisfactory.

Transactions with Affiliates. Under federal law, all transactions between and among Cornerstone and its affiliates, which include its holding company, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder as interpreted by the OTS. Generally, these requirements limit these transactions to a percentage of the bank’s capital and require all of them to be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The OTS is authorized to impose additional restrictions on transactions with affiliates if necessary to protect and ensure safety and soundness standards. The OTS regulations also set forth various reporting requirements relating to transactions with affiliates.

Extensions of credit by Cornerstone to its executive officers, directors and principal shareholders are subject to Section 22(h) of the Federal Reserve Act, which among other things, generally prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts). At December 31, 2003 the Bank complied with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board might be used to satisfy liquidity requirements that may be imposed by the OTS. (See “Liquidity.”)

Savings associations are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Banks. The FHLBs provide credit to their members in the form of advances. See “Deposits and Borrowings.” The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank complies with this requirement with an investment in stock of the FHLB of Cincinnati of $9.3 million at December 31, 2003.

For the year ended December 31, 2003, dividends paid by the FHLB of Cincinnati to the Bank totaled $364,000, which constituted a $39,000 decrease over the amount of dividends received in 2002.

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

Prior to the enactment of the Small Business Jobs Protection Act (the “Small Business Act”), which was signed into law on August 21, 1996, certain thrift institutions were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code, or one of the two reserve methods of Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the “percentage of taxable income” method applicable only to thrift institutions, or (ii) the “experience” method that also was available to small banks. Under the “percentage of taxable income” method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowance addition to bad debt reserves for qualifying loans under either the experience method or the percentage of taxable income method.

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

The Bank is a “financial institution” for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on “financial institutions.” This annual tax was imposed at a rate of 1.3% for the 2003 tax year and thereafter of the Bank’s apportioned book net worth, determined in accordance with generally accepted accounting principles, less any statutory deduction. As a “financial institution,” the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

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

Name	Age	Positions Held with the Company
John W. Raisbeck	64	President and Chief Executive Officer
Robert A. Kuehl	56	Senior Vice President, Treasurer and Chief Financial Officer
William E. Whitmoyer	56	Senior Vice President
Robert P. Brezing	58	Senior Vice President

The business experience of each executive officer who is not also a Director of the Company is set forth below.

Robert Kuehl. Mr. Kuehl is Senior Vice President, Treasurer and Chief Financial Officer of the Company and the Bank, a position he has held since February 1, 2004. From January 2003 to October 2003, Mr. Kuehl served as Chief Financial Officer of Superior Bank, Little Rock, Arkansas. From October 2000 to March 2002, Mr. Kuehl served as Executive Vice President and Chief Financial Officer of Main Street Bank, Reading, Pennsylvania. Mr. Kuehl was Senior Vice President and Controller for Wilmington Savings Fund Society, Wilmington, Delaware, from December 1998 to October 2000.

William E. Whitmoyer. Mr. Whitmoyer is Senior Vice President of Mortgage lending. Mr. Whitmoyer has responsibility for all mortgage-banking functions and all consumer loans. From 1995 to February 2001, Mr. Whitmoyer served as Senior Vice President of Member Mortgage Services, a multi-state mortgage banking operation providing services to credit unions in a five state area.

Robert P. Brezing. Mr. Brezing is Senior Vice President of the Company and the Bank, positions he has held since October 1997. He is manager of Business Banking, responsible for all commercial loans and commercial real estate loans. From 1988 to 1997, Mr. Brezing served as Vice President of Banc One Corporation, Columbus, Ohio.

Employees

At December 31, 2003 the Company and its subsidiary had 87 employees, including 7 part-time employees. The Company’s employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2. PROPERTIES

The Company conducts its business at its main office, which also serves as its executive office, and the Bank’s six branch offices located in its market area. The following table sets forth information relating to each of the Company’s offices as of December 31, 2003.

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

4.	Springfield Branch, 1480 Upper Valley Pike, Springfield, Ohio

5.	Yellow Springs Branch, 50 Kahoe Lane, Yellow Springs, Ohio

6.	Beavercreek Branch, 3216 Seajay Drive, Beavercreek, Ohio

7.	Centerville Branch, 6291 Wilmington Pike, Dayton, Ohio

The Company owns all of its offices. The total net book value of the Company’s premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2003 was $4.2 million. The Company considers all properties to be in good operating condition and suitable for the purpose for which they are used. The properties are unencumbered by any mortgage or security interest and are, in management’s opinion, adequately insured. See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders filed as Exhibit 13 hereto.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Page 5 of the Company’s 2003 Annual Report to Shareholders is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

Pages 6 and 7 of the Company’s 2003 Annual Report to Shareholders are herein incorporated by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 8 through 18 of the Company’s 2003 Annual Report to Shareholders are herein incorporated by reference.

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

The Company’s cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. Consequently, the results of operations are heavily influenced by the levels of short-term interest rates. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis. For additional information regarding market risk, see pages 21 to 22 of the Company’s 2003 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 27 through 55 of the Company’s 2003 Annual Report to Shareholders are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. CONTROLS AND PROCEDURES

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item is incorporated herein by reference from the sections “Election of Directors-General” and “Meetings and Committees of the Board of Directors” from the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 22, 2004, (the “Proxy Statement”). For information concerning executive officers of the Company who are not also Directors, see “Executive Officers” in Part I of this Form 10-K.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with in the year 2003.

Item 10A. CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company undertakes to provide to any person without charge, upon written request to the Company Secretary, a copy of such code of ethics.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference from the sections “Executive Compensation”, “Compensation of Directors,” “Employment Agreements”, “Compensation Committee Report on Executive Compensation” and “Stock Performance Presentation” from the Company’s Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the sections “Voting Securities and Principal Holders Thereof” and “Election of Directors-General” from the Company’s Proxy Statement.

The following table provides information as of December 31, 2003 related to our equity compensation plans in effect at that time.

Equity Compensation Plan Information
Number of
	Securities to be		Number of
	Issued Upon	Weighted-average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	160,814	$19.02	163,226
Equity Compensation Plans Not Approved by Security Holders	-0-	$-0-	-0-

Total	160,814	$19.02	163,226

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated herein by reference from the section “Certain Transactions” from the Company’s Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees	$71,583.30
Audit-Related Fees	-0-
Tax Fees	20,520.00
All Other Fees*	11,905.28

*	All Other Fees primarily includes review of Bank Secrecy Act procedures and professional fees associated with the Bank’s customer information file and related profitability reporting.

All of the above services were approved by the Audit Committee. The Company currently has no formal Audit Committee pre-approval procedures in place that permit management to engage the auditors with respect to pre-approved services. It is the Company’s policy that the Audit Committee approves in advance all services to be provided by the auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements:

     The following information appearing in the Company’s Annual Report to Shareholders for the year ended December 31, 2003, is incorporated herein by reference in this Annual Report on Form 10-K as Exhibit 13.

Pages in
Annual
Annual Report Section	Report
Report of Independent Auditors	26
Consolidated Balance Sheets	27
Consolidated Statements of Income	28
Consolidated Statements of Comprehensive Income	29
Consolidated Statements of Shareholders’ Equity	30
Consolidated Statements of Cash Flows	31-32
Notes to Consolidated Financial Statements	33-55

(a) (2) Financial Statement Schedules:

Financial statement schedules are omitted as they are not applicable or the required information is contained in the financial statements or notes therein found in the Company’s 2003 Annual Report to Shareholders.

(a) (3) Exhibits:

Reference to Prior
Regulation		Filing or Exhibit
S-K Exhibit		Number Attached
Number	Document	Hereto
3 (i)	Certificate of Incorporation	*

3 (ii)	Amended and Restated Bylaws	****

4	Instruments defining the rights of security holders, including indentures	*

10	Material contracts:

	(a) 1995 Stock Option and Incentive Plan	**

	(b) Management Recognition Plan	**

	(c) Employment Agreement with John W. Raisbeck	****

	(d) Employment Agreement with Robert P. Brezing	****

	(e) Employment Agreement with Richard K. Smith	10-(e)

	(f) Employment Agreement with John Clemmer	10-(f)

	(g) Employment Agreement with William E. Whitmoyer	*****

	(h) 1998 Omnibus Incentive Plan	***

	(i) Cornerstone Bank Deferred Compensation Plan, as amended	****

13	Annual report to security holders	13

21	Subsidiaries of the registrant	21

23	Consent of Crowe Chizek and Company LLC	23

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

32+	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32

+	Furnished herewith.

*	Incorporated by reference to the Company’s Registration Statement No. 33-76734.

**	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

***	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

****	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

*****	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

(b) Reports on Form 8-K:

The Company filed a current report on Form 8-K on October 17, 2003 regarding its quarterly earnings for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN OHIO FINANCIAL CORPORATION
Date: March 26, 2004	By:	/s/ John W. Raisbeck
John W. Raisbeck, President and Chief
Executive Officer (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the dates indicated.

By:	/s/ John W. Raisbeck	By:	/s/ David L. Dillahunt

	John W. Raisbeck, President and Chief		David L. Dillahunt, Chairman of the Board
Executive Officer (Principal Executive Officer)

Date:	March 26, 2004	Date:	March 26, 2004

By:	/s/ Howard V. Dodds	By:	/s/ John E. Field

	Howard V. Dodds, Director		John E. Field, Director

Date:	March 26, 2004	Date:	March 26, 2004

By:	/s/ Artistides G. Gianakopoulos	By:	/s/ William N. Scarff

	Aristides G. Gianakopoulos, Director		William N. Scarff, Director

Date:	March 26, 2004	Date:	March 26, 2004

By:	/s/ Jeffrey L. Levine	By:	/s/ Peter J. Hackett

	Jeffrey L. Levine, Director		Peter J. Hackett, Director

Date:	March 26, 2004	Date:	March 26, 2004

By:	/s/ Robert A. Kuehl

Robert A. Kuehl, Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 26, 2004