Form 10-Q
period 2004-03-31
WESTERN OHIO FINANCIAL CORP
filed 2004-05-14
CIK 920769

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 2004

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 15, 2004
Common stock, $.01 par value	1,810,552 common shares

Transitional Small Business Disclosure Format	Yes [ ] No [X]

WESTERN OHIO FINANCIAL CORPORATION

2.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Item 1. Condensed Financial Statements

(Amounts in thousands, except share data)

	March 31,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$9,223	$6,853
Securities available for sale	35,374	32,735
Federal Home Loan Bank stock	9,428	9,335
Loans, net	337,370	334,469
Real Estate Owned	162	323
Premises and equipment, net	4,125	4,192
Bank owned life insurance	9,196	9,122
Other assets	2,608	2,511

Total assets	$407,486	$399,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$257,530	$248,681
Borrowed funds	101,834	103,473
Other liabilities	2,788	3,029

Total liabilities	362,152	355,183

Shareholders’ equity
Common stock, $.01 par value, 7,250,000 shares authorized, 2,645,000 shares issued	26	26
Additional paid-in capital	40,777	40,709
Unearned employee stock ownership plan shares	(60)	(119)
Unearned management recognition plan shares	(50)	(51)
Shares held by deferred compensation plan	(324)	(325)
Treasury stock; 843,271 and 865,177 shares at cost, respectively	(16,981)	(17,493)
Accumulated other comprehensive income	257	(16)
Retained earnings	21,689	21,626

Total shareholders’ equity	45,334	44,357

Total liabilities and shareholders’ equity	$407,486	$399,540

See accompanying notes condensed consolidated financial statements.

3.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
Interest and dividend income
Loans, including fees	$4,541	$4,143
Securities	233	484
Interest-bearing deposits and overnight funds	8	14
Other interest and dividend income	93	88

	4,875	4,729

Interest expense
Deposits	1,348	1,352
Borrowed funds	1,026	984

	2,374	2,336

Net interest income	2,501	2,393
Provision for loan losses	84	84

Net interest income after provision for loan losses	2,417	2,309

Noninterest income
Service charges	578	564
Net gain on sale of loans	33	85
Net gain on sale of securities	16	69
Bank Owned Life Insurance	83	125
Other	12	(18)

	722	825
Noninterest expense
Salaries and employee benefits	1,200	1,162
Occupancy and equipment	232	239
State franchise taxes	144	141
Professional services	181	149
Advertising	30	34
Loss on sale of REO	15	—
Data processing	193	200
Other	374	321

	2,369	2,246

Income before income taxes	770	888
Income tax expense	258	267

Net income	512	621
Other comprehensive income, net of tax
Unrealized gain (loss) on securities available for sale arising during this period	284	(158)
Reclassification adjustment for amounts realized on securities sales included in net income	(11)	(46)

Total other comprehensive income, net of tax	273	(204)

Comprehensive income	$785	$417

Earnings per common share
Basic	$.29	$.36
Diluted	$.28	$.35
Dividends per common share	$.25	$.25

See accompanying notes condensed consolidated financial statements.

4.

WESTERN OHIO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(Amount in thousands)	2004	2003
Net cash from operating activities	$474	$605
Cash flows from investing activities
Securities available for sale:
Maturities and principal payments	3,604	2,891
Purchases	(8,250)	—
Sales	2,328	1,718
Net (increase) decrease in loans	14,276	(2,125)
Purchases of loans	(17,340)	(20,813)
Sales of real estate owned	281	—
Premises and equipment expenditures	(59)	(69)
Proceeds from sale of premises and equipment	—	4

Net cash from investing activities	(5,160)	(18,394)
Cash flows from financing activities
Net change in deposits	8,849	(2,218)
Net decrease in advances from borrowers for taxes and insurance	(227)	(282)
Purchase of treasury stock	—	—
Cash dividends paid	(449)	(433)
Proceeds from exercise of stock options	522	59
Net increase (decrease) in short-term borrowings	(16,500)	7,454
Proceeds from FHLB advances	15,000	—
Repayments on FHLB advances	(139)	(400)

Net cash from financing activities	7,056	4,180

Net change in cash and cash equivalents	2,370	(13,609)
Cash and cash equivalents at beginning of period	6,853	19,312

Cash and cash equivalents at end of period	$9,223	$5,703

See accompanying notes condensed consolidated financial statements.

5.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - PLAN OF MERGER INFORMATION

The Company entered into a definitive Agreement and Plan of Merger with Wesbanco, Inc. (“Wesbanco”) of Wheeling, West Virginia on April 1, 2004. Under the terms of the Agreement and Plan of Merger, Wesbanco will exchange a combination of its common stock and cash for the Company’s common stock. The Company’s shareholders will be able to elect a fixed exchange ratio of 1.18 shares of Wesbanco common stock or $35.00 in cash subject to certain limitations including that 55% of the Company’s outstanding shares be exchanged for Wesbanco common stock. Common stock received by the Company’s shareholders is anticipated to qualify as a tax-free exchange. Based upon a per share value of $35.00, the transaction is valued at $65.2 million. The transaction, which is subject to regulatory and the Company’s shareholder approvals, is expected to be completed in the fourth quarter of 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2003. The financial data and results of operations for interim periods presented may not necessarily reflect the results to be anticipated for the entire year. All operations are considered by management to be aggregated in one reportable operating system.

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

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and the valuation of retained interests, including mortgage and other servicing assets, are particularly subject to change.

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

6.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	March 31,	March 31,
	2004	2003
Net income:
As reported	$512	$621
Pro forma	505	622
Earnings per share:
As reported
Basic	.29	.36
Diluted	.28	.35
Pro forma
Basic	.28	.36
Diluted	.28	.35

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2004	2003
Risk-free interest rate	2.72%	—
Expected option life	5 Years	—
Expected stock price volatility	15.32	—
Dividend yield	3.06%	—
Estimated fair value of options granted	$3.61	—

New Accounting Standards: The Financial Accounting Standards Board (FASB) revised Interpretation 46, “Consolidation of Variable Interest Entities”, in December 2003. The revised Interpretation changes the accounting model for consolidation from the current method based on consideration of control through voting interests to a model that considers who would incur the expected losses or receive the expected returns. The decision to consolidate now considers whether the entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in the entity lack the obligation to absorb expected losses or the right to receive residual returns or whether voting rights in the entity are proportional to the equity interest and substantially all the entities activities are conducted for an investor with minimal voting rights. The adoption of this standard did not have a material impact on the Corporation’s financial position or results of operations.

In December 2003, the FASB reissued Statement 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” as Statement 132R. This revised Statement requires additional disclosures as to expense recorded, assets, obligations, and cash flows related to these benefits

7.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

or retirement plans. The adoption of this standard did not have a material effect on the Corporation’s financial position or results of operations.

In November 2003, the Emerging Issues Task Force (EITF) issued a consensus requiring additional numerical and narrative disclosures for debt and marketable equity securities that have unrealized losses. Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was adopted by the Company in 2003 for these related disclosure requirements.

In April 2003, the FASB issued Statement 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” requiring that commitments to make mortgage loans be accounted for as derivatives if the loans are to be held for sale. The commitment represents a written option and is therefore recorded at the fair value. In March 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities,” which requires reporting mandatorily redeemable shares as liabilities. The Company adopted these Statements in 2003 and as of March 31, 2004, did not have financial instruments with these characteristics on the balance sheet.

NOTE 3 – SECURITIES

Securities available for sale were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
(Amounts in thousands)	Value	Gains	Loss
March 31, 2004
U.S. government agencies	$2,100	$19	—
Municipal securities	7,053	80	—
Mortgage-backed securities	26,221	307	(17)

Total	$35,374	$406	$(17)

December 31, 2003
U.S. government agencies	$4,094	$8	(4)
Municipal securities	6,833	59	—
Mortgage-backed securities	21,808	14	(100)

Total	$32,735	$81	$(104)

Gross proceeds from sales of securities during the quarter ended March 31, 2004 were $2.3 million, with gross gains of $16,000 included in earnings. Gross proceeds from sales of securities during the three-month period ending March 31, 2003 were $1.7 million, with gross gains of $69,000 included in earnings. Gross unrealized losses at March 31, 2004 are considered immaterial.

8.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – LOANS

Loans were as follows:

	March 31,	December 31,
(Amounts in thousands)	2004	2003
First mortgage loans secured by:
One to four family residential	$185,996	$175,139
Other properties	104,192	113,472
Construction properties	6,171	3,473
Other loans
Home equity	24,915	24,426
Consumer	668	749
Commercial	19,604	20,107

Total loans	341,546	337,366
Less:
Net deferred loan fees, premiums and discounts	361	217
Loans in process	(2,681)	(1,313)
Allowance for loan losses	(1,856)	(1,801)

	$337,370	$334,469

     Activity in the allowance for loan losses was as follows:

	Three Months Ended
	March 31,
(Amount in thousands)	2004	2003
Beginning balance	$1,801	$1,806
Provision for loan losses	84	84
Recoveries	23	2
Charge-offs	(52)	(7)

Ending balance	$1,856	$1,885

Nonperforming loans were $1.4 million at March 31, 2004 and December 31, 2003.

Impaired loans were as follows:

	March 31,	December 31,
	2004	2003
Loans with no allocated allowance for loan losses	$835	293
Loans with allocated allowance for loan losses	—	—

Total	$835	$293

Amount of the allowance for loan losses allocated to impaired loans	$—	$—

9.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - DEPOSITS

Deposits were as follows:

	March 31,	December 31,
(Amounts in thousands)	2004	2003
Checking – Noninterest bearing	$13,800	$13,149
Checking — Interest bearing	17,602	16,890
Money market accounts	75,628	66,945
Passbook and savings accounts	12,263	11,885
Certificates of deposit:
In denominations under $100,000	87,148	89,039
In denominations of $100,000 or more	20,362	20,076
Brokered Certificates of Deposit	30,727	30,697

Total	$257,530	$248,681

NOTE 6 - BORROWED FUNDS

Borrowed funds consisted of advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) and are summarized by contractual maturity as follows:

	March 31, 2004		December 31, 2003
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
FHLB advances maturing in:
One year or less	$7,701	4.63%	$23,386	2.63%
Over 1 year to 3 years	28,629	2.51	13,656	2.90
Over 3 years to 5 years	50,705	4.72	50,754	4.72
Over 5 years	14,799	4.92	15,677	4.90

Total	$101,834	4.12%	$103,473	4.03%

10.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation were as follows:

(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
Basic earnings per common share
Net income	$512	$621

Weighted average common shares outstanding	1,795	1,757
Less: Average unallocated ESOP shares	(7)	(23)
Less: Average nonvested MRP shares	(1)	(3)

Average shares	1,787	1,731

Basic earnings per common share	$.29	$.36

Diluted earnings per common share
Net income	$512	$621

Weighted average common shares outstanding for basic earnings per common share	1,787	1,731
Add: Dilutive effects of average nonvested MRP shares	—	—
Add: Dilutive effects of stock options	42	22

Average shares and dilutive potential common shares	1,829	1,753

Diluted earnings per common share	$.28	$.35

Stock options covering 2,000 and 66,936 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2004 and March 31, 2003, respectively, as they were antidilutive. In addition, nonvested MRP awards for 642 and 2,908 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2004 and March 31, 2003, respectively.

11.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition of the Company as of March 31, 2004 as compared to December 31, 2003, and the results of operations for the quarter ended March 31, 2004, compared with the comparable quarter of 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Application of Critical Accounting Policies

Western Ohio’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and the accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

The most significant policies followed by the Corporation are presented in Note 1 to the consolidated financial statements. Management has identified the determination of the allowance for loan losses and the valuation of retained interests, including mortgage and other servicing assets, to be the accounting areas that require the most subjective or complex judgments, and as such would most likely be subject to subsequent revision as new information becomes available.

12.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses represents management’s estimate of probable credit losses incurred in the loan portfolio at a particular balance sheet date. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and the timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions and collateral values, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet.

Retained interests, including Mortgage Servicing Rights (MSRs), are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan prepayment rates, credit loss experience, and costs to service, as well as discount rates that consider the risk involved. MSRs do not trade in an open market with active trading with readily available market prices. Because the values of these assets are sensitive to changes in assumptions, the valuation of retained interests, which in part is provided by an independent third party, is considered a critical accounting estimate. Management updates the valuation of MSRs quarterly, in part due to the assumptions relating to the prepayment of loans having a high degree of correlation with the movement of interest rates.

Recent Corporate Developments

The Company entered into a definitive Agreement and Plan of Merger with Wesbanco, Inc. of Wheeling, West Virginia, on April 1, 2004. See Item 5, Part II, of this Form 10Q.

Analysis of Financial Condition

Consolidated assets of the Company totaled $407.5 million at March 31, 2004, an increase of $8.0 million from the December 31, 2003 total of $399.5 million. The increase in assets was mainly comprised of an increase of $2.6 million in securities available for sale, an increase of $2.9 million in loans and an increase of $2.4 million in cash and cash equivalents.

Net loans increased $2.9 million, or 0.9%, from $334.5 million at December 31, 2003 to $337.4 million at March 31, 2004. Traditional one-to-four family residential mortgage loans increased $10.9 million to $186.0 million at March 31, 2004 from $175.1 million at December 31, 2003, primarily due to the purchase of a mortgage loan pool totaling $15.2 million during the first quarter.

Cash and cash equivalents increased by $2.4 million to $9.2 million at March 31, 2004, from $6.9 million at December 31, 2003. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions.

Securities available for sale amounted to $35.4 million at March 31, 2004, and increased $2.6 million from $32.7 million at December 31, 2003. The increase was due to the purchase of securities of $8.3 million, which was partially offset by the sale of securities of $2.3 million and principal repayments and prepayments amounting to $ 3.6 million.

Deposits at March 31, 2004 totaled $257.5 million, an increase of $8.8 million from $248.7 million at December 31, 2003. The increase occurred primarily in money market accounts due to the Bank’s promotional pricing and the desire of retail banking customers to maintain balances in more liquid accounts in anticipation of rising rates. Certificates of deposit, which amounted to $138.2 million at March

13.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

31, 2004, declined by $1.6 million from the level at December 31, 2003 resulting from maturing account balances being transferred to money market accounts.

FHLB advances at March 31, 2004 totaled $101.8 million reflecting a slight decline from $103.5 million at December 31, 2003. The majority of borrowed funds are invested in loans to leverage the Company’s excess capital with the intent of improving the Company’s return on equity over time.

Total shareholders’ equity increased $977,000, or 2.2%, from $44.4 million at December 31, 2003, to $45.3 million at March 31, 2004. This increase is primarily attributable to net income for the current quarter, stock options exercised and an increase in accumulated other comprehensive income for unrecognized gains on the available for sale securities. This was partially offset by dividend payments of $449,000 during the first quarter of 2004.

As of March 31, 2004, the Company had commitments to make $2.2 million of residential loans and $7.9 million of non-residential real estate loans. It is expected that these loans will be funded within 30-90 days. The Company also had $2.7 million in commitments to fund loans on residential properties under construction as well as commitments to disburse $3.5 million on other mortgage loans. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $7.0 million and unused home equity lines of credit were $17.6 million. Commitments to originate nonmortgage loans total $387,000.

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

The Company’s net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by the provision for loan losses, service charges, gains on sale of assets, other income, noninterest expense and income taxes. The Company’s net income of $512,000 for the quarter ended March 31, 2004, represented a decrease of $109,000, or 17.6%, compared to the comparable quarter of 2003. The returns on average assets and average shareholders’ equity for the quarter ended March 31, 2004, on an annualized basis, were 0.52% and 4.55%, respectively, compared to 0.73% and 5.77% for the same period in 2003. Earnings per share on a fully diluted basis of $0.28 for the quarter ended March 31, 2004 declined $0.07 from $0.35 for the comparable quarter of 2003.

Net interest income is the largest component of the Company’s income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $2.5 million for the three months ended March 31, 2004 compared to $2.4 million for the same period in 2003. The year-over-year increase of $108,000 is due to a higher level of average interest-earning assets, which was mostly offset by a lower net interest margin. Average interest-earning assets of $376.4 million for the first quarter of 2004 exceeded the comparable quarter of 2003 of $325.0 million, or 15.8%. However, the net interest margin of 2.66% for the quarter ended March 31, 2004 declined by 33 basis points from 2.99% for the quarter ended March 31, 2003. The net interest margin decline was mainly attributable to the yield on average interest-earning assets of 5.18% for the first

14.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter of 2004 declining by 64 basis points from the level of the prior years’ comparable quarter of 2003 while the rate paid on average interest-bearing liabilities of 2.74% only declined by 44 basis points for the comparable period of 2003.

The Company remains liability sensitive whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Company’s net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of rising interest rates. Cornerstone is more sensitive to rising rates than declining rates. In a rising interest rate environment, because Cornerstone has primarily fixed-rate loans in its loan portfolio, the amount of interest Cornerstone would receive on its loans could increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest Cornerstone would pay on its deposits could increase more rapidly as interest rates increase because Cornerstone’s deposits generally have shorter periods to repricing.

Interest and fees on loans totaled $4.5 million for the quarter ended March 31, 2004 compared to $4.1 million for the quarter ended March 31, 2003. The increase was mainly associated with higher average loan balances in the first quarter of 2004 versus the prior years’ comparable quarter, which was partially offset by lower yields on newly originated loans. The average yield earned on the portfolio on an annualized basis, declined to 5.51% for the quarter ended March 31, 2004 from 6.23% for the same period in 2003.

Interest and dividends on securities totaled $233,000 for the three months ended March 31, 2004, and $484,000 for the three months ended March 31, 2003. The decline was attributed to lower average balances in the first quarter of 2004 compared to the comparable quarter of 2003 coupled with accelerated prepayments of collateralized mortgage obligations that resulted in accelerated amortization of purchase premiums.

Interest on deposits totaled $1.3 million for the quarter ended March 31, 2004 and was essentially the same as the quarter ended March 30, 2003. Although average interest-bearing liabilities of $347.8 million for the first quarter of 2004 increased by $49.8 million, or 16.7%, from the average for the comparable quarter of 2003, interest expense on deposits remained flat. The benefit of lower interest rates on all deposit products and the shift in mix from certificates of deposits to more cost-effective checking and money market accounts offset the increased cost associated with a higher level of interest-bearing liabilities.

Interest on FHLB advances of $1.0 million for the quarter ended March 31, 2004 increased $42,000 compared to $984,000 for the quarter ended March 31, 2003. The increase was due to a higher average outstanding balance for FHLB advances in the first quarter of 2004 versus the comparable quarter of 2003 partially offset by the lower cost of new advances.

The Company maintains an allowance for loan losses in an amount, which, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Company’s loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the

15.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

borrower to repay the loan and the estimated value of the underlying collateral. The provision for loan losses totaled $84,000 for the three months ended March 31, 2004, consistent with the level for the three months ended March 31, 2003.

Net charge-offs amounted to $29,000 for the quarter ended March 31, 2004 as compared to $5,000 for the quarter ended March 31, 2003. Based upon the current level of charge-offs, the level of impaired and nonperforming loans and the collateral supporting those loans, and the local and regional economic conditions, management believes that the total allowance of $1.9 million on total loans at March 31, 2004 is adequate. The Corporation will continue to review its allowance for loan losses and make further provisions as required dependent upon the economic and asset quality conditions.

Noninterest income totaled $722,000 for the three months ended March 31, 2004 compared to $825,000 for the comparable period of 2003, reflecting a decline of $103,000, or 12.5%. An increase in service charges year-over-year was more than offset by a decline in gains on the sale of loans and securities coupled with a decline in Bank Owned Life Insurance (BOLI). Service charges on loans and deposits increased $14,000, or 2.5%, from $564,000 for the quarter ended March 31, 2003 to $578,000 for the quarter ended March 31, 2004. The Company’s overdraft honor program, which provides to most customers the courtesy of honoring checks drawn on insufficient balances, up to limits established by management, was the primary reason for the increase in service charges on deposits. Additionally, the Company recognized loan sale gains of $33,000 on loan sales of $1.4 million for the quarter ended March 31, 2004 compared to $85,000 on loan sales of $4.5 million for the comparable quarter of 2003. Gains on the sale of securities were $16,000 for the quarter ended March 31, 2004, versus $69,000 for the comparable quarter of 2003. The BOLI income, which amounted to $83,000 for the first quarter of 2004, reflected a decrease of $42,000, or 33.6%, from the comparable quarter of 2003 due to the change from a guaranteed rate from the insurance carriers in the initial year of the policies to market rates in the current year.

Noninterest expense amounted to $2.4 million for the first quarter of 2004, which amounted to an increase of $123,000, or 5.5% above the level of $2.2 million for the first quarter of 2003. The major expense increases were comprised of an increase in employee stock ownership plan (ESOP) expense of approximately $40,000 due to a significantly higher stock price during the first quarter of 2004 relative to the comparable quarter of 2003 and an increase in loan fees of approximately $44,000 for purchased mortgage loans. The resulting income for the purchased mortgage loans more than offset the increased expense. Professional services, which totaled $181,000 in the first quarter of 2004, accounted for increased spending of $32,000, or 21.5%, relative to the prior years’ comparable quarter due to legal and internal audit expenses, which are outsourced by the Company. Expenses associated with occupancy and equipment, advertising, franchise taxes, and data processing in the first quarter of 2004 were little changed from the first quarter of 2003.

The change in income tax is primarily attributable to the change in income before income taxes. Income tax expense totaled $258,000 and $267,000, or an effective rate of 33.5% and 30.1%, for the three months ended March 31, 2004 and March 31, 2003 respectively. This effective tax rate increase is due primarily to a one-time adjustment in the first quarter of 2004 for $16,660.

Liquidity

Office of Thrift Supervision (“OTS”) regulations presently require Cornerstone Bank to maintain sufficient liquidity to assure its safe and sound operation. To that end, Cornerstone Bank maintains investments having maturities of 5 years or less, sells loans into the secondary market and borrows funds from the FHLB. These activities are intended to provide a source of relatively liquid funds on which Cornerstone may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At

16.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2004 Cornerstone had commitments to originate residential loans totaling $2.2 million and $7.9 million of non-residential real estate loans. In addition, Cornerstone had $2.7 million in commitments to fund loans on residential properties under construction as well as $3.5 million in commitments to fund other mortgage loans. Unused commercial lines of credit were $7.0 million and unused home equity lines of credit were $17.6 million. Commitments to originate nonmortgage loans total $387,000. Cornerstone considers its liquidity sufficient to meet its outstanding short and long-term needs.

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

The following table summarizes Cornerstone’s minimum regulatory capital requirements and actual levels of tangible, core and risk-based capital at March 31, 2004.

					Excess of actual
			Minimum		capital over current
	Actual capital		Current requirement		requirement		Applicable
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Asset Total
Tangible capital	$41,983	10.3%	$6,106	1.5%	$35,877	8.8%	$407,091
Core capital	41,983	10.3	16,284	4.0	25,699	6.3	407,091
Risk-based capital	43,781	15.1	23,166	8.0	20,615	7.1	289,580

Cornerstone also exceeded the minimum requirements to be considered well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991.

The following table indicates the amounts of significant commitments at March 31, 2004.

	Fixed	Variable
	Rate	Rate	Total
First Mortgage Loans	$2,200	$—	$2,200
Consumer and Other Loans	—	387	387
Commercial Loans	—	7,865	7,865
Home Equity Lines of Credit	—	17,644	17,644
Commercial Lines of Credit	—	7,028	7,028
Stand-By Letters of Credit	—	9,135	9,135

	$2,200	$42,059	$44,259

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

Change in	March 31, 2004			December 31, 2003
Interest Rate	$ Change	% Change	NPV	$ Change	% Change	NPV
(Basis Points)	In NPV	In NPV	Ratio	In NPV	In NPV	Ratio
	(Dollars in Thousands)
+200	$(6,015)	(13)%	9.71%	$(4,928)	(11)%	11.72%
+100	(2,379)	(5)	10.46	(4,089)	(9)	12.57
—	—	—	10.91	—	—	13.01
(100)	953	2	11.04	1,019	2	13.17
(200)	(1,332)	(3)	10.42	(1,318)	(3)	13.40

During the past few years interest rates have declined to historically low levels and as a result many of the Bank’s deposits are priced within 100 basis points of a zero interest rate floor. As the March 31, 2004 table suggests, should overall rates and loan yields continue to decline, the Bank’s inability to reduce rates below the zero floor could negatively impact Cornerstone’s NPV and future earnings. The decline in NPV from prior periods is due to the increase in prepayments in our loan portfolio and extended duration of our Federal Home Loan Bank advances. Based upon the most recent movements in market interest rates, increases in commodity prices and the general level of economic activity, it appears that the greater risk for Cornerstone Bank within the next year would be an increase in interest rates rather than a decrease.

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

18.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

19.

WESTERN OHIO FINANCIAL CORPORATION
PART II-OTHER INFORMATION .

Item 1 -	Legal Proceedings

The Company and its subsidiary are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of their business. While the ultimate outcome of pending proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company, the Bank or its subsidiary in the proceedings, that the resolution of these proceedings should not have a material effect on the Company’s consolidated financial position or results of operation.

Item 2 -	Changes in Securities and Use of Proceeds

None

Item 3 -	Defaults Upon Senior Securities

None

Item 4 -	Submission of Matters to a Vote of Security Holders

At the annual Meeting of shareholders on April 22, 2004, David L. Dillahunt, Chairman; John W. Raisbeck, President and Chief Executive Officer; and Howard V. Dodds were elected to three-year terms as directors. In addition, the shareholders ratified the appointment of Crowe, Chizek and Company LLC as auditors for the fiscal year ending December 31, 2004. Total shares voted amounted to 1,546,943, or 86.0% of the total outstanding shares of 1,799,788. Of the total shares voted, Mr. Dillahunt received 1,522,705, or 98.4%, with 24,238, or 1.6%, of the votes withheld; Mr. Raisbeck received 1,501,018, or 97.0%, with 45,925, or 3.0%, of the votes withheld; and Mr. Dodds received 1,522,305, or 98.4%, with 24,638, or 1.6%, of the votes withheld. The ratification of Crowe Chizek as auditors received 1,525,053 votes, or 98.6% of the total shares voted, with 14,688 votes, or 1.0% against, and 7,201 votes, or 0.4% abstaining.

Item 5 -	Other Information

The Company entered into a definitive Agreement and Plan of Merger with Wesbanco, Inc. (“Wesbanco”) of Wheeling, West Virginia on April 1, 2004. Under the terms of the Agreement and Plan of Merger, Wesbanco will exchange a combination of its common stock and cash for the Company’s common stock. The Company’s shareholders will be able to elect a fixed exchange ratio of 1.18 shares of Wesbanco common stock or $35.00 in cash subject to certain limitations including that 55% of the Company’s outstanding shares be exchanged for Wesbanco common stock. Common stock received by the Company’s shareholders is anticipated to qualify as a tax-free exchange. Based upon a per share value of $35.00, the transaction is valued at $65.2 million. The transaction, which is subject to regulatory and the Company’s shareholder approvals, is expected to be completed in the fourth quarter of 2004.

Item 6 -	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Western Ohio Corporation Nominating Committee Charter

20.

WESTERN OHIO FINANCIAL CORPORATION
PART II-OTHER INFORMATION

(b)	Western Ohio Financial Corporation issued a report on Form 8-K, dated January 15, 2004, for a press release dated January 15, 2004 announcing the Company’s financial results and earnings for the fourth quarter and full year 2004.

(c)	Western Ohio Financial Corporation issued a report on Form 8-K, dated January 16, 2004, correcting the dates in the earnings press release originally issued January 15, 2004.

(d)	Western Ohio Financial Corporation issued a report on Form 8-K, dated March 5, 2004, for a press release dated March 5, 2004, reissuing the earnings for fourth quarter and full year 2004 .

(e)	Western Ohio Financial Corporation issued a report on Form 8-K, dated April 22, 2004, for a press release announcing the payment of the next shareholder dividend.

21.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN OHIO FINANCIAL CORPORATION (Registrant)

Date: May 15, 2004	/s/ John W. Raisbeck
John W. Raisbeck President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2004	/s/ Robert A. Kuehl
Robert A. Kuehl Senior Vice President and Chief Financial Officer (Principal Financial Officer)

22.