Form 10-Q
period 2004-06-30
WESTERN OHIO FINANCIAL CORP
filed 2004-08-13
CIK 920769

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 2004

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class: Common stock, $.01 par value	Outstanding at August 13, 2004 common shares 1,811,885

Traditional Small Business Disclosure Format	Yes ☐ No ☒

WESTERN OHIO FINANCIAL CORPORATION

2.

WESTERN OHIO FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

Item 1. Condensed Financial Statements

(Amounts in thousands, except share data)

	June 30,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$8,086	$6,853
Securities available for sale	47,376	32,735
Federal Home Loan Bank stock	9,521	9,335
Loans, net	329,628	334,469
Real Estate Owned	124	323
Premises and equipment, net	4,061	4,192
Bank owned life insurance	9,292	9,122
Other assets	2,687	2,511

Total assets	$410,775	$399,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$257,441	$248,681
Borrowed funds	105,084	103,473
Other liabilities	2,920	3,029

Total liabilities	365,445	355,183

Shareholders’ equity
Common stock, $.01 par value, 7,250,000 shares authorized, 2,645,000 shares issued	26	26
Additional paid-in capital	40,860	40,709
Unearned employee stock ownership plan shares		(119)
Unearned management recognition plan shares	(65)	(51)
Shares held by deferred compensation plan	(324)	(325)
Treasury stock; 834,448 and 889,889 shares at cost, respectively	(16,776)	(17,493)
Accumulated other comprehensive income (loss)	(135)	(16)
Retained earnings	21,744	21,626

Total shareholders’ equity	45,330	44,357

Total liabilities and shareholders’ equity	$410,775	$399,540

See accompanying notes to condensed consolidated financial statements.

3.

WESTERN OHIO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest and dividend income
Loans, including fees	$4,398	$4,193	$8,939	$8,336
Securities	386	349	618	833
Interest-bearing deposits and overnight funds	15	2	23	16
Other interest and dividend income	94	90	187	179

	4,893	4,634	9,767	9,364

Interest expense
Deposits	1,353	1,272	2,702	2,625
Borrowed funds	1,063	978	2,089	1,962

	2,416	2,250	4,791	4,587

Net interest income	2,477	2,384	4,976	4,777
Provision for loan losses	84	84	168	168

Net interest income after provision for loan losses	2,393	2,300	4,808	4,609

Noninterest income
Service charges	643	621	1,222	1,185
Net gain on sale of loans	39	104	73	189
Net gain on sale of securities	—	2	16	71
Bank Owned Life Insurance	105	124	188	249
Other	65	(70)	77	(88)

	852	781	1,576	1,606

Noninterest expense
Salaries and employee benefits	1,177	1,108	2,376	2,213
Occupancy and equipment	233	237	465	476
Federal deposit insurance	10	9	18	18
State franchise taxes	146	146	290	287
Professional services	409	126	590	274
Advertising	22	55	52	90
Data processing	202	191	395	390
Other	312	365	694	733

	2,511	2,237	4,880	4,481

Income before income taxes	734	844	1,504	1,734
Income tax expense	229	229	487	498

Net income	505	615	1,017	1,236
Other comprehensive income(loss) net of tax:
Unrealized gain (loss) on securities available for sale arising during this period	(391)	(167)	(107)	(325)
Reclassification adjustment for amounts realized on securities sales included in net income	—	(1)	(11)	(47)

Other comprehensive income (loss)	(391)	(168)	(118)	(372)

Comprehensive income	$114	$447	$899	$864

Earnings per common share
Basic	$.28	$.36	$.57	$.72
Diluted	$.27	$.35	$.55	$.71
Dividends per common share	$.25	$.25	$.50	$.50

See accompanying notes to condensed consolidated financial statements.

4.

WESTERN OHIO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(Amount in thousands)	June 30,
	2004	2003
Net cash from operating activities	$1,087	$954

Cash flows from investing activities
Securities available for sale:
Maturities and principal payments	6,562	8,715
Purchases	(24,482)	—
Sales	2,977	1,742
Net (increase) decrease in loans	33,296	6,388
Purchases of loans	(28,449)	(40,864)
Sales of Real estate owned	256	178
Premises and equipment expenditures	(124)	(112)
Proceeds from sale of premises and equipment	—	3

Net cash from investing activities	(9,964)	(23,950)

Cash flows from financing activities
Net change in deposits	8,760	(5,009)
Net decrease in advances from borrowers for taxes and insurance	(88)	(128)
Purchase of treasury stock	—	(540)
Cash dividends paid	(899)	(870)
Proceeds from exercise of stock options	726	412
Net increase (decrease) in short-term borrowings	(17,881)	2,985
Proceeds from FHLB advances	20,000	12,672
Repayments on FHLB advances	(508)	(428)

Net cash from financing activities	10,110	9,094

Net change in cash and cash equivalents	1,233	(13,902)
Cash and cash equivalents at beginning of period	6,853	19,312

Cash and cash equivalents at end of period	$8,086	$5,410

See accompanying notes to condensed consolidated financial statements.

5.

WESTERN OHIO FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — PLAN OF MERGER INFORMATION

The Company entered into a definitive Agreement and Plan of Merger with WesBanco, Inc. (“WesBanco”) of Wheeling, West Virginia on April 1, 2004. Under the terms of the Agreement and Plan of Merger, WesBanco will exchange a combination of its common stock and cash for the Company’s common stock. The Company’s shareholders will be able to elect a fixed exchange ratio of 1.18 shares of WesBanco common stock or $35.00 in cash subject to certain limitations including that 55% of the Company’s outstanding shares be exchanged for WesBanco common stock. Common stock received by the Company’s shareholders is anticipated to qualify as a tax-free exchange. Based upon a per share value of $35.00, the transaction is valued at $65.2 million. The transaction, which has received initial regulatory approval, is expected to be completed at the end of August of 2004, pending approval by the Company’s shareholders at the August 17, 2004 special shareholders meeting.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

6.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

common share include the dilutive effect of additional potential common shares issuable under stock options.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense were measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock–Based Compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income:
As reported	$505	$615	$1,017	$1,236
Pro forma	505	615	$1,010	$1,236
Earnings per share:
As reported
Basic	.28	.36	.57	.72
Diluted	.27	.35	.55	.71
Pro forma
Basic	.28	.36	.57	.72
Diluted	.27	.35	.55	.71

The pro forma effects are computed using option pricing models, with the following weighted-average assumptions as of grant date.

	2004	2003
Risk-free interest rate	2.72%	—
Expected option life	5 Years	—
Expected stock price volatility	15.32	—
Dividend yield	3.06%	—
Estimated fair value of options granted	$3.61	—

New Accounting Standards: There were no new accounting pronouncements for the current reporting period that would potentially impact the Company’s balance sheet presentation or results of operations.

7.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – SECURITIES

Securities available for sale were as follows:

(Amounts in thousands)		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Loss
June 30, 2004
U.S. government agencies	$5,000	$—	$(62)
Municipal securities	7,070	5	(18)
Mortgage-backed securities	35,306	121	(251)

Total	$47,376	$126	$(331)

December 31, 2003
U.S. government agencies	$4,094	$8	$(4)
Municipal securities	6,833	59	—
Mortgage-backed securities	21,808	14	(100)

Total	$32,735	$81	$(104)

Gross proceeds from sales of securities during the six-month period ending June 30, 2004 were $2,900,000, with gross gains of $16,000 included in earnings. Gross proceeds from sales of securities during the six-month period ending June 30, 2003 were $1,742,000 with gross gains of $71,000 included in earnings.

8.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – LOANS

Loans were as follows:

(Amounts in thousands)	June 30,	December 31,
	2004	2003
First mortgage loans secured by:
One to four family residential	$178,076	$175,139
Other properties	104,147	113,472
Construction properties	4,119	3,473
Other loans
Home equity	25,428	24,426
Consumer	743	749
Commercial	20,104	20,107

Total loans	332,617	337,366
Less:
Net deferred loan fees, premiums and discounts	414	217
Loans in process	(1,508)	(1,313)
Allowance for loan losses	(1,895)	(1,801)

	$329,628	$334,469

Activity in the allowance for loan losses was as follows:

(Amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Beginning balance	$1,856	$1,885	$1,801	$1,806
Provision for loan losses	84	84	168	168
Recoveries	5	2	28	4
Charge-offs	(50)	(30)	(102)	(37)

Ending balance	$1,895	$1,941	$1,895	$1,941

Non-performing loans were as follows:

	June 30,	December 31,
	2004	2003
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	1,010	1,419

9.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impaired loans were as follows:

	June 30,	December 31,
	2004	2003
Loans with no allocated allowance for loan losses	$—	$293
Loans with allocated allowance for loan losses	738	—

Total	$738	$293

Amount of the allowance for loan losses allocated	$206	$—

NOTE 5 — DEPOSITS

Deposits were as follows:

(Amounts in thousands)	June 30,	December 31,
	2004	2003
Checking – Noninterest bearing	$14,298	$13,149
Checking — Interest bearing	17,121	16,890
Money market accounts	78,763	66,945
Passbook and savings accounts	12,164	11,885
Certificates of deposit:
In denominations under $100,000	84,838	89,039
In denominations of $100,000 or more	19,582	20,076
Brokered Certificates of Deposit	30,675	30,697

	$257,441	$248,681

NOTE 6 – BORROWED FUNDS

Borrowed funds consisted of advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) and are summarized by contractual maturity as follows:

(Amount in thousands)	June 30, 2004		December 31, 2003
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
FHLB advances maturing in:
One year or less	$7,071	4.67%	$23,386	2.63%
Over 1 year to 3 years	32,867	2.50	13,656	2.90
Over 3 years to 5 years	50,829	4.73	50,754	4.72
Over 5 years	14,617	4.91	15,677	4.90

Total	$105,084	4.05%	$103,473	4.03%

10.

WESTERN OHIO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation were as follows:

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic earnings per common share
Net income	$505	$615	$1,017	$1,236

Weighted average common shares outstanding	1,809	1,745	1,802	1,751
Less: Average unallocated ESOP shares	(4)	(18)	(6)	(20)
Less: Average nonvested MRP shares	(1)	(3)	(1)	(3)

Average shares	1,804	1,724	1,795	1,728

Basic earnings per common share	$.28	$.36	$.57	$.72

Diluted earnings per common share
Net income	$505	$615	$1,017	$1,236

Weighted average common shares outstanding for basic earnings per common share	1,804	1,724	1,795	1,728
Add: Dilutive effects of average nonvested MRP shares	—	—	—	—
Add: Dilutive effects of stock options	41	30	40	24

Average shares and dilutive potential common shares	1,845	1,754	1,835	1,752

Diluted earnings per common share	$.27	$.35	$.55	$.71

Stock options covering 2,000 shares of common stock for both the three and six months ended June 30, 2004, respectively, and 4,000 and 31,536 shares of common stock for the three and six months ended June 30, 2003, respectively, were not considered in computing diluted earnings per common share, as they were antidilutive. In addition, nonvested MRP awards for 980 and 822 shares of common stock and 2,764 and 3,402 were not considered in computing diluted earnings per common share for the three months ended June 30, 2004 and June 30, 2003, respectively.

11.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2004 as compared to December 31, 2003, and the results of operations for the three months and six months ended June 30, 2004, compared with the same periods in 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

The most significant policies followed by the Corporation are presented in Note 2 to the consolidated financial statements. Management has identified the determination of the allowance for loan losses and the valuation of retained interests, including mortgage and other servicing assets, to be the accounting areas that require the most subjective or complex judgments, and as such would most likely be subject to subsequent revision as new information becomes available.

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

Recent Corporate Developments

The Company entered into a definitive Agreement and Plan of Merger with WesBanco, Inc. of Wheeling, West Virginia, on April 1, 2004. See Item 5, Part II, of this Form 10-Q.

Analysis of Financial Condition

Consolidated assets of the Company totaled $410.8 million at June 30, 2004, an increase of $11.3 million from the December 31, 2003 total of $399.5 million. The increase in assets was primarily attributable to an increase of $14.6 million in securities available for sale coupled with an increase of $1.2 million in cash and cash equivalents, which were partially offset by a decline of $4.8 million in loans.

Net loans declined $4.8 million, or 1.4%, from $334.5 million at December 31, 2003 to $329.6 million at June 30, 2004. Traditional one-to-four family residential mortgage loans increased $2.9 million to $178.1 million at June 30, 2004 from $175.1 million at December 31, 2003, primarily due to the purchase of two mortgage loan pools totaling $25.3 million during the first six months of 2004, which was significantly offset by loan payoffs during the same period.

Cash and cash equivalents increased by $1.2 million to $8.1 million at June 30, 2004, from $6.9 million at December 31, 2003. Cash and cash equivalents consist of cash, checking deposits and federal funds deposited at other financial institutions.

Securities available for sale amounted to $47.4 million at June 30, 2004, and increased $14.6 million from $32.7 million at December 31, 2003. The increase was due to the purchase of securities of $24.5 million, which was partially offset by the sale of securities of $2.9 million and principal repayments and prepayments amounting to $5.4 million. These earning assets were purchased to replace the runoff of loans that occurred primarily in the second quarter of 2004.

Deposits at June 30, 2004 totaled $257.4 million, an increase of $8.8 million from $248.7 million at December 31, 2003. The increase occurred primarily in money market accounts due to the Bank’s

13.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

promotional pricing and the desire of retail banking customers to maintain balances in more liquid accounts in anticipation of rising rates. Certificates of deposit, which amounted to $135.1 million at June 30, 2004, declined by $4.7 million from the level at December 31, 2003 resulting from maturing account balances being transferred to money market accounts.

FHLB advances at June 30, 2004 totaled $105.1 million reflecting a slight increase from $103.5 million at December 31, 2003. The majority of borrowed funds are invested in loans with the remainder in investment securities to leverage the Company’s excess capital with the long-term goal of improving the Company’s return on equity.

Total shareholders’ equity increased $977,000, or 2.2%, from $44.4 million at December 31, 2003, to $45.3 million at June 30, 2004. This increase was primarily attributable to net income for the first six months of 2004 and stock options exercised, which were partially offset by a decrease in accumulated other comprehensive income for unrecognized gains on the available for sale securities and dividend payments of $899,000 during the first half of 2004.

As of June 30, 2004, the Company had commitments to make $894,000 of residential loans and $7.5 million of non-residential real estate loans. It is expected that these loans will be funded within 30-90 days. The Company also had $3.1 million in commitments to fund loans on residential properties under construction as well as commitments to disburse $5.3 million on other mortgage loans. These commitments are anticipated to be filled within three to six months. Unused commercial lines of credit were $7.1 million and unused home equity lines of credit were $18.8 million. Commitments to originate non-mortgage loans total $1.2 million.

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

The Company’s net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net interest income is heavily dependent upon the fluctuations in market interest rates due to the resulting impact on the spread, or difference, between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net income is also affected by the provision for loan losses, service charges, gains on sale of assets, other income, noninterest expense and income taxes.

The Company’s net income of $505,000 and $1.0 million for the three and six months ended June 30, 2004, represented decreases of $110,000, or 17.9%, and $219,000, or 17.7%, compared to the comparable periods ending June 30, 2003. The returns on average assets for the three and six months ended June 30, 2004, on an annualized basis, were 0.49% and 0.51%, respectively, compared to 0.71% and 0.72% for the same periods in 2003. The returns on average shareholders’ equity for the three and six months ended June 30, 2004, on an annualized basis, were 4.44% and 4.50%, respectively, compared to 5.65% and 5.67% for the same periods ended June 30, 2003. Earnings per share on a fully diluted basis for the three and six months ended June 30, 2004 amounted to $0.27 and $0.55, respectively, compared to $0.35 and $0.71 for the comparable periods of 2003.

14.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decline in the Company’s financial results for the three and six months ended June 30, 2004 from the comparable periods of 2003 was substantially attributable to merger-related expenses for the recently announced merger with WesBanco, Inc. of Wheeling, West Virginia, and to a lesser extent to increased salaries and benefits during those periods. The exhibit below provides net income and earnings per share in conformance with generally accepted accounting principles (GAAP) and on a non-GAAP basis by excluding merger-related expenses to provide comparability with the Company’s operating results from the second quarter and first six months of 2003. The adjusted operating results of the Company for the second quarter of 2004 were net income of $660,000 and earnings per share on a fully diluted basis of $0.36, reflecting increases of $45,000, or 7.3%, and $0.01, or 2.9%, respectively above the results of the comparable quarter of 2003. The adjusted operating results for the first six months of 2004 amounted to net income of $1.2 million and earnings per share on a fully diluted basis of $0.64, resulting in modest declines of $64,000, or 5.2%, and $0.07, or 9.9%, respectively for the comparable six months of 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Income	$505	$615	$1,017	$1,236
Earnings Per Share
Basic	$0.28	$0.36	$0.57	$0.72
Diluted	$0.27	$0.35	$0.55	$0.71
Net Income, excluding after-tax merger-related expenses	$660	$615	$1,172	$1,236
Basic EPS, excluding after-tax merger-related expenses	$0.37	$0.36	$0.65	$0.72
Diluted EPS, excluding after-tax merger-related expenses	$0.36	$0.35	$0.64	$0.71
Reconciliation of Non-GAAP Measures (In Thousands)
Computation of Net Income excluding merger-related expenses:
GAAP Net Income	$505	$615	$1,017	$1,236
Plus: Merger-related expenses	235	—	235	—
Less: Taxes on merger-related expenses	(80)	—	(80)	—

Net income, excluding merger-related expenses	$660	$615	$1,172	$1,236

Net interest income is the largest component of the Company’s income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $2.5 million for the quarter ended June 30, 2004 compared to $2.4 million for the same period in 2003. The year-over-year increase of $92,000 was due to a higher level of average interest-earning assets; however continued margin compression negatively impacted net interest income.

15.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average interest-earning assets of $393.5 million for the second quarter of 2004 exceeded the comparable quarter of 2003 by $64.1 million, or 19.5%. However, the net interest margin of 2.61% for the quarter ended June 30, 2004 declined by 29 basis points from 2.90% for the quarter ended June 30, 2003. The net interest margin decline was mainly attributable to the yield on average interest-earning assets of 5.00% for the second quarter of 2004 declining by 63 basis points from the level of the prior years’ comparable quarter of 2003 while the rate paid on average interest-bearing liabilities of 2.67% only declined by 31 basis points from the comparable period of 2003. The accelerated amortization of premiums, amounting to approximately $119,000, attributed to prepayments on purchased mortgage loans of $13.5 million contributed to the lower yield of interest-earning assets and the resulting margin compression during the second quarter of 2004. Due to the historical low level of interest rates, the Company also experienced a limited ability to lower interest rates on deposit products.

Net interest income for the first six months of 2004 amounted to $5.0 million, reflecting an increase of $199,000, or 4.2%, from the comparable period of 2003. The increase was primarily related to the higher level of average interest-earning assets, which was partially offset by the lower net interest margin. In addition, the accelerated amortization of premiums associated with prepayments of investment securities during the first quarter of 2004 also mitigated the year-over-year increase.

The Company remains liability sensitive whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Company’s net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of rising interest rates. Cornerstone is more sensitive to rising rates than declining rates. In a rising interest rate environment, because Cornerstone has primarily fixed-rate loans in its loan portfolio, the amount of interest Cornerstone would receive on its loans could increase relatively slowly as loans are slowly prepaid and new loans are made at higher rates. Moreover, the interest Cornerstone would pay on its deposits could increase more rapidly as interest rates increase because Cornerstone’s deposits generally have shorter periods to repricing.

Interest and fees on loans totaled $4.4 million and $8.9 million for the three and six months ended June 30, 2004, respectively, compared to $4.2 million and $8.3 million for the comparable periods of 2003. The increases were mainly associated with higher average loan balances, primarily one to four family residential mortgages, during the second quarter and first half of 2004 versus the prior years’ comparable periods, which was partially offset by lower yields on newly originated loans. The average yield earned on the portfolio on an annualized basis, declined to 5.36% for the six months ended June 30, 2004 from 6.06% for the same period in 2003.

Interest and dividends on securities totaled $386,000 and $618,000 for the three and six months ended June 30, 2004, respectively, compared to $349,000 and $833,000 for the comparable periods of 2003. The increase in the second quarter of 2004 above the comparable quarter of 2003 was primarily attributed to a higher average balance of investment securities that were purchased to replace the residential mortgage loan payoffs. The decline in the six-month, year-over-year comparison was primarily attributed to accelerated prepayments of collateralized mortgage obligations that resulted in accelerated amortization of purchase premiums in the first quarter of 2004.

Interest on deposits totaled $1.4 million and $2.7 million for the three and six months ended June 30, 2004, respectively, compared to $1.3 million and $2.6 million for the comparable periods of 2003. Interest expense on deposits rose modestly despite the increased level in average balances. The benefit of lower interest rates on all deposit products and the shift in mix from certificates of deposits to more cost-

16.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

effective checking and money market accounts offset the increased cost associated with the higher balance.

Interest on FHLB advances amounted to $1.1 million and $2.1 million for the three and six months ended June 30, 2004, respectively, compared to $978,000 and $2.0 million for the comparable periods of 2003. The increases were due principally to a higher average outstanding balance for FHLB advances in the second quarter and first half of 2004 versus the comparable periods of 2003.

The Company maintains an allowance for loan losses in an amount, which, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Company’s loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision for loan losses totaled $84,000 and $168,000 for the three and six months ended June 30, 2004, respectively, consistent with the level for the three and six months ended June 30, 2003. The consistent results for the provision for loan losses reflected the need to provide additional allowance for the growth in loans in the current year relative to 2003, which was offset by an improvement in credit quality resulting from a lower level of nonperforming loans in 2004.

Net charge-offs amounted to $45,000 for the quarter ended June 30, 2004 as compared to $28,000 for the comparable quarter of 2003. For the first six months of 2004 net charge-offs amounted to $74,000 versus $33,000 for the comparable period of 2003. Based upon the current level of charge-offs, the level of impaired and nonperforming loans and the collateral supporting those loans, and the local and regional economic conditions, management believes that the total allowance of $1.9 million on total loans at June 30, 2004 is adequate. The Corporation will continue to review its allowance for loan losses and make further provisions as required dependent upon the economic and asset quality conditions.

Noninterest income totaled $852,000 for the quarter ended June 30, 2004 compared to $781,000 for the comparable period of 2003, reflecting an increase of $71,000, or 9.1%. The increase was primarily related to gains from the sale of Real Estate Owned (REO) coupled with an increase in the net mortgage servicing income, both of which are included in Other income. This was partially offset by a decline in gains on the sale of loans and Bank Owned Life Insurance (BOLI) income. Gains related to the sale of REO property acquired through foreclosure on delinquent residential mortgage loans amounted to $56,000 in the second quarter of 2004 versus only $1,000 in the comparable quarter of 2003. Mortgage servicing fees were relatively constant year-over-year; however, the amortization of mortgage servicing rights related to the servicing portfolio was accelerated in the second quarter of 2003 due to a significantly higher level of prepayments on serviced loans resulting in an impairment charge of approximately $70,000. There were no corresponding impairment charges in the second quarter of 2004.

Gains on the sale of loans of approximately $39,000 in the second quarter of 2004 declined by approximately $65,000 from the second quarter of the previous year and was mainly attributable to a lower level of originations and refinancing activity during the current quarter. The BOLI income, which is based upon the increase in the cash surrender value of the life insurance policies, amounted to $105,000 in

17.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the second quarter of 2004, reflecting a decline in revenue of $19,000 from the prior years’ comparable quarter due to the change from a guaranteed rate from the insurance carriers in the initial year of the polices to market rates in the current year.

Noninterest income for the six months ended June 30, 2004 amounted to $1.6 million, representing a decline of $30,000, or 1.9%, from the comparable period of 2003. In addition to the changes in gains on the sale of loans and REO property, BOLI income and net mortgage servicing income already noted for the quarterly comparison, gains on the sale of investments of $16,000 for the first six months ended June 30, 2004 declined from $71,000 for the comparable period of 2003.

Noninterest expense amounted to $2.5 million for the second quarter of 2004, which amounted to an increase of $274,000, or 12.3% above the level of $2.2 million in the comparable quarter of 2003. The increase in expenses was comprised of professional services and salaries and benefits, which were partially offset by a reversal of a contingency reserve for income taxes. Professional services, which totaled $409,000 in the second quarter of 2004, increased by approximately $283,000, or 225%, relative to the prior years’ comparable quarter due primarily to legal and investment banking expenses of $235,000 that was merger-related and legal and proxy solicitation expenses totaling $52,000 related to the Company’s defense of a potential proxy fight with a large shareholder. Salaries and benefits expense of $1.2 million in the second quarter of 2004 increased by $69,000, or 6.2%, above the comparable quarter of 2003 due primarily to the increase in the employee stock ownership plan (ESOP) expense of approximately $37,000, resulting from a significantly higher stock price during the second quarter of 2004 relative to the prior year. Expenses associated with occupancy and equipment, franchise taxes, and data processing in the second quarter of 2004 were generally consistent with the level of the comparable quarter of 2003.

A successful appeal with the Internal Revenue Service related to the timing of charged-off loans and the associated treatment of uncollectible interest resulted in a reversal of $60,000 of a previously established contingency reserve, which partially offset the increases noted above. Noninterest expense in the second quarter of 2004 would have increased by $39,000, or 1.7%, from the comparable quarter of 2003, if the merger-related expenses of $235,000 were excluded form the operating results of the second quarter.

Noninterest expense for the first six months of 2004 amounted to $4.9 million, which represented an increase of $399,000, or 8.9%, above the comparable period of 2003. The increase was mainly attributable to the merger-related costs, proxy expenses and higher ESOP expense, which were partially offset by the reversal of the contingency reserve for income taxes. If the merger-related expenses of $235,000 were excluded from the results for the first six months of 2004, the year-over-year increase in noninterest expense would have been $164,000, or 3.7%, from the comparable period of 2003.

The change in income tax is primarily attributable to the change in income before income taxes. Income tax expense totaled $229,000 for both the three months ended June 30, 2004 and June 30, 2003 resulting in effective rates of 31.2% and 27.1%, respectively. For the six months ended June 30, 2004 and June 30, 2003, the income tax amounted to $487,000 and $498,000, respectively, or effective tax rates of 32.4% and 28.7%, respectively. This effective tax rate increase is due primarily to growth in earning assets year-over-year without a corresponding increase in nontaxable assets.

18.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

Office of Thrift Supervision (“OTS”) regulations presently requires Cornerstone Bank to maintain sufficient liquidity to assure its safe and sound operation. To that end, Cornerstone Bank maintains investments having maturities of 5 years or less, sells loans into the secondary market and borrows funds from the FHLB. These activities are intended to provide a source of relatively liquid funds on which Cornerstone may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At June 30, 2004 Cornerstone had commitments to originate residential loans totaling $894,000 and $7.5 million of non-residential real estate loans. In addition, Cornerstone had $3.1 million in commitments to fund loans on residential properties under construction as well as $5.3 million in commitments to fund other mortgage loans. Unused commercial lines of credit were $7.1 million and unused home equity lines of credit were $18.8 million. Commitments to originate nonmortgage loans total $1.2 million. Cornerstone considers its liquidity sufficient to meet its outstanding short and long-term needs.

The following table indicates the amounts of significant commitments at June 30, 2004.

	Fixed	Variable
	Rate	Rate	Total
First Mortgage Loans	$894	$—	$894
Mortgage Construction Loans	3,100	—	3,100
Consumer and Other Loans	—	1,236	1,236
Commercial Loans	—	7,541	7,541
Home Equity Lines of Credit	—	18,754	18,754
Commercial Lines of Credit	—	7,119	7,119
Stand-By Letters of Credit	—	9,384	9,384

	$3,994	$44,034	$48,028

Other significant and fixed contractual obligations to third parties at June 30, 2004 amounted to $122.3 million for deposits without a maturity, $135.1 million for consumer and brokered deposits and $105.1 million for FHLB advances.

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

19.

WESTERN OHIO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes Cornerstone’s minimum regulatory capital requirements and actual capital at June 30, 2004.

					Excess of Actual
			Minimum		Capital Over Current
	Actual Capital		Current Requirement		Requirement
							Applicable
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Asset Total
Tangible capital	$42,855	10.4%	$6,164	1.5%	$36,691	8.9%	$410,936
Core capital	42,855	10.4	16,437	4.0	26,418	6.4	410,936
Risk-based capital	44,720	15.3	23,434	8.0	21,286	7.3	292,924

Cornerstone also exceeded the minimum requirements to be considered well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991.

20.

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

	June 30, 2004			December 31, 2003
Change in
Interest Rate	$ Change	% Change	NPV	$ Change	% Change	NPV
(Basis Points)	In NPV	In NPV	Ratio	In NPV	In NPV	Ratio
	(Dollars in Thousands)
+300	$(12,817)	(27)%	8.72%	$(10,018)	(22)%	9.01%
+200	(8,039)	(17)	9.79	(4,928)	(11)	10.18
+100	(2,992)	(6)	10.89	(4,089)	(9)	10.24
—	—	—	11.47	—	—	11.13
(100)	1,524	3	11.70	1,019	2	11.26

During the past few years interest rates have declined to historically low levels and as a result many of the Bank’s deposits are priced within 100 basis points of a zero interest rate floor. As the June 30, 2004 table suggests, should overall rates and loan yields continue to decline, the Bank’s inability to reduce rates below the zero floor could negatively impact Cornerstone’s NPV and future earnings. The decline in NPV from prior periods is due to the increase in prepayments in our loan portfolio and extended duration of our Federal Home Loan Bank advances. Based upon the most recent movements in market interest rates, increases in commodity prices and the general level of economic activity, it appears that the greater risk for Cornerstone Bank within the next year would be an increase in interest rates rather than a decrease.

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

21.

WESTERN OHIO FINANCIAL CORPORATION
CONTROLS AND PROCEDURES

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

22.

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

Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

A special shareholders’ meeting is scheduled for August 17, 2004 for approval of the merger agreement with WesBanco, Inc. of Wheeling, West Virginia.

Item 5 — Other Information

The Company entered into a definitive Agreement and Plan of Merger with WesBanco, Inc. (“WesBanco”) of Wheeling, West Virginia on April 1, 2004. Under the terms of the Agreement and Plan of Merger, WesBanco will exchange a combination of its common stock and cash for the Company’s common stock. The Company’s shareholders will be able to elect a fixed exchange ratio of 1.18 shares of WesBanco common stock or $35.00 in cash subject to certain limitations including that 55% of the Company’s outstanding shares be exchanged for WesBanco common stock. Common stock received by the Company’s shareholders is anticipated to qualify as a tax-free exchange. Based upon a per share value of $35.00, the transaction is valued at $65.2 million. The transaction, which has received initial regulatory approval, is expected to be completed at the end of August of 2004, pending approval by the Company’s shareholders (see Item 4 above).

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certifications by the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Western Ohio Financial Corporation issued a report on Form 8-K, dated July 22, 2004, for a press release dated July 22, 2004 announcing the Company’s financial results and earnings for the second quarter and first half of 2004 and payment of the next shareholder dividend.

23.

WESTERN OHIO FINANCIAL CORPORATION
PART II – OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN OHIO FINANCIAL CORPORATION (Registrant)

Date:	August 14, 2004	/s/ John W. Raisbeck

John W. Raisbeck
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2004	/s/ Robert A. Kuehl

Robert A. Kuehl
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

24.